Form 10KSB
period 2001-09-30
DATAHAND SYSTEMS INC
filed 2002-01-16
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-33235


                             DATAHAND SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                              86-0593507
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


               3032 North 33rd Avenue, Phoenix, Arizona 85017-5247 (Address of Principal Executive Offices) (Zip Code)


                                 (602) 233-6000
                           (Issuer's Telephone Number)


Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                                (Title of Class)


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $172,467.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of January 2, 2002, 15,786,425 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 6,155,224. There is no public market for the common stock of Registrant, and there is therefor no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,786,425.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSBA, Description of the Business, Risk Factors.

Transitional Small Business Disclosure Format (Check One):  Yes [X]  No [ ]

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS .....................................   1
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ........................  18
     ITEM 3.  DESCRIPTION OF PROPERTY .....................................  25
     ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT .....................................  25
     ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS ...........................................  26
     ITEM 6.  EXECUTIVE COMPENSATION ......................................  28
     ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............  29
     ITEM 8.  DESCRIPTION OF SECURITIES ...................................  29

PART II

     ITEM 1.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                COMMON EQUITY AND OTHER SHAREHOLDER MATTERS ...............  31
     ITEM 2.  LEGAL PROCEEDINGS ...........................................  31
     ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ...............  31
     ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES .....................  32
     ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS ...................  32
PART F/S ..................................................................  33

PART III

     ITEM 1.  INDEX TO EXHIBITS ...........................................  33
     ITEM 2.  DESCRIPTION OF EXHIBITS .....................................  34

SIGNATURES ................................................................  34

                          ----------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN PART I, ITEM 1, "DESCRIPTION OF BUSINESS - RISK FACTORS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Our corporation's name is DataHand Systems, Inc., and we are a Delaware corporation which was founded in 1994. We evolved from the DataHand Development Group, a private partnership, created in 1985 by Dale Retter and Lee Knight. Messrs. Retter and Knight formed Industrial Innovations, Inc., an Arizona corporation, in late 1987 to develop, design and test an ergonomic keyboard system. Industrial Innovations, Inc., subsequently merged into us in January of 1995.

     We filed a Report on Form 10-SB on October 9, 2001 and a first amendment thereto on January 3, 2002 with the Securities and Exchange Commission. The Report on Form 10-SB and its amendment contain more information on us that is contained herein, and it is suggested that you should consider accessing those reports filed with the Securities and Exchange Commission by contacting the Securities and Exchange Commission at the addresses hereafter provided or by contacting us.

     Our principal business is the design, sale and distribution of the DataHand(R) minimum motion keyboard which either reduces and/or eliminates ergonomic trauma and/or injuries related to data entry operations (i.e. carpal tunnel syndrome, etc.). The DataHand(R) Ergonomic Keyboard System is a programmable ergonomic keyboard with an onboard mouse.

     Although various statistics have been provided to indicate the large magnitude of this problem, a comprehensive study that quantifies these costs is unavailable. However, Repetitive Stress Injuries (RSI), also known as Repetitive Motion Injuries (RMI), alone cost U.S. businesses an estimated $100 billion per year in additional expenses and lost productivity (Source: Bureau of Labor Statistics as reported in the WALL STREET JOURNAL). The poor design of the standard computer keyboard is a large contributor to this problem.

     The DataHand(R) Ergonomic Keyboard system is a programmable ergonomic computer keyboard with an onboard mouse. The DataHand(R) Ergonomic Keyboard is also called "The DataHand(R) Professional II" and the "DataHand(R) Minimum Motion Keyboard".

     We began Beta testing our current product, the DataHand Professional II(R), in 1995 and completed commercialization of the design in 1997. With volume production, engineering and tooling investments, we will be able to reduce the present product manufactured cost significantly. We are developing the Ergo-Hand(R) which we believe will serve a larger consumer market and provide a significant increase in sales because of its lower purchase price.

     We obtain certain of our raw materials in the form of finished switches and modules from Atronix, Incorporated of Billerica, MA, which is our principal supplier for the DataHand(R) Ergonomic Keyboard. Atronix, Incorporated manufacturers the switches and modules in accordance with our patent and using our technology. We can obtain these switches and modules from other suppliers, but if we do so we believe our costs of goods would increase. We are testing a new, lower cost ergonomic keyboard we have named the ErgoHand(R), which was developed in joint cooperation with DuraSwitch Industries, Inc., of Mesa, Arizona.

     We are not dependent on one or a few major customers. We have sold our products to 3,500 customers in the trauma/injury market and to 2,900 customers in the data entry market. These customers presently purchase on an as needed basis.

     We have spent $32,031 in the last two fiscal years on research and development activities. While ultimately all of our development and research costs will be born by our customers over our business life span, to date all of such costs have been funded by capital invested in us in ether the form of equity or loans.

     During the next twelve (12) months, we intend to:

*    reduce the cost of the current Professional II design by at least 22%;
* complete proof of design prototype and production tooling for the ErgoHand(R)with a target in production manufacturing direct cost of $50; and
* increase staffing modestly to manage use of subcontract design and manufacturing activities.

COMPANY OVERVIEW

     It is our mission to be the recognized leader in profitably manufacturing and marketing proprietary computer keyboards for the commercial, industrial and consumer markets for the benefit of our customers, employees and shareholders by:

*    designing and marketing human to computer interface technology; and
*    ergonomic  products  for   business-to-business   and  business-to-consumer
     markets.

     Our patented technology and know-how is the basis on which we will carry out our mission. Our development of the DataHand(R) Ergonomic Keyboard is well positioned to take advantage of the $3.2 billion corporate data entry systems market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES) and the rapidly growing $600 million ergonomic keyboard market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES). Product development, testing and test marketing of our DataHand(R) Ergonomic Keyboards have been completed and the results are, we believe, compelling. Some of our users have provided testimonials to us to the effect that our DataHand(R) keyboards are more healthful, comfortable, productive, accurate and enabling than traditional flat keyboards. Full-scale production of our DataHand(R) keyboards commenced in October 1998 with sales and marketing starting shortly thereafter. With OSHA regulations regarding worker health and safety imminent and with a growing number of keyboard related injuries worldwide, the ergonomic keyboard market offers tremendous room for growth. Because of our patent positions and existing market penetration, we believe no other keyboard manufacturer is better positioned to exploit this new market than we are because of the design of our DataHand(R) Ergonomic Keyboards and our patented technology. It is our opinion that no other keyboard design addresses the circumstances that cause carpal tunnel or hand injury by keyboarding. Our DataHand(R) Ergonomic Keyboards have been in the marketplace for over 11 years, longer than any other ergonomic keyboard manufacturer. Our keyboards are well known and used, not only in the United States but world wide.

COMPANY BACKGROUND

     We have been until now a privately held Delaware corporation headquartered in Phoenix, Arizona. In the early years after our formation, we concentrated our efforts on the engineering and testing of our DataHand(R) Ergonomic Keyboard and achieved many milestones despite the hurdles we faced in design and manufacturing. These milestones include:

1990      1st of 12 US and international patents issued.
1992 Keyboard prototype development completed and first prototype units were tested;
1993      Began low volume pilot production of original keyboard model;
1994 Product testing and test marketing; sold approximately 475 keyboards at $2,000 each;
1995      Company founded;
1996 Introduced two new keyboard models, the Professional II and the DataProof (10-Key), and commenced corporate data entry systems sales;
1997 Signed a high volume manufacturing agreement with Key Tronic Corporation, a leading U.S. based keyboard manufacturer;
1998 Latest of 12 US and international patents; technology agreement executed with leading switch design and manufacturing company; new management team on board; keyboard production commenced; rigorously tested and qualified the product;
1999 Reduced cost of product, commenced single unit ergonomic based sales, increased to corporate data entry system client implementation agreements; introduced Personal Present Edition model; developed an ergonomic value-added reseller program; began expansion of our web site.

     In addition to these milestone accomplishments, we have: 1) developed our initial client accounts; 2) built our low-volume manufacturing facility; 3) purchased the parts and tooling to build our initial 1000 DataHand(R) Ergonomic Keyboard units and rigorously tested and qualified the product for production;
4) began development of our training materials, training methods, and training processes; and 5) added a Sales and Marketing Manager. Over the years, we have sold our keyboards to hundreds of Fortune 1000 companies, which they have purchased on an as needed basis. We do not have standing contracts with these customers.

OUR OPPORTUNITIES

     Changes to federal, state and local laws (See "The Market Climate" below) as they apply to ergonomics in the workplace, provide opportunities to capitalize on a growing market segment. Recent OSHA rule announcements (Source:
1999 OSHA Meetings as reported in the Congressional Record) and potential federal and state legislation all provide an increased interest and sense of urgency for ergonomic solutions in the market place.

     We address these opportunities with our unique patented flagship product. The DataHand(R) Ergonomic Keyboard was designed to correct the poor designs of the standard keyboard, including keyboards labeled as "ergonomic." These standard keyboards and also their "ergonomic" derivatives result in increased employee health-related costs and reduced productivity. Costs include medical expenses such as physical therapy and surgery (such as carpal tunnel surgery), the impact on Workers Compensation insurance costs, lost workdays and reduced employee productivity. Additional non-quantifiable costs include the pain, suffering and discomfort of users.

     Recent government-derived data underscores the epidemic of worker injuries caused by conventional keyboard use. The data includes:

* Bureau of Labor Statistics (1999) reports Repetitive Strain Injury (RSI) accounts for 60% of all reported occupational illnesses - the estimated direct costs to businesses was over $60 billion in 2000 (and growing today);
* The National Center for Health Statistics reported 849,000 new problem visits were made to physicians due to Carpal Tunnel Syndrome and carpal tunnel related operations are the second most common surgical procedure in the U.S. (and growing today);
* OSHA studies show Carpal Tunnel Syndrome has the highest median days away from work (25 days);
* A Cumulative Trauma Disorder News survey revealed that Carpal Tunnel Syndrome is the costliest Cumulative Trauma Disorder.

THE CAUSE OF KEYBOARD RELATED INJURIES

     The increasing use of computers at work and home has resulted in a growth of keyboard related Repetitive Stress Injuries and Cumulative Trauma Disorders. According to ergonomists and physical therapists, injuries are caused by the following debilitating characteristics of traditional keyboards:

1.   Repetition  -  traditional   keyboards  require  downward  motion  for  all
     keystrokes;
2. Workload - at the end of a typical workday on a traditional keyboard, users fingers have traveled an average of 16 miles and lifted the equivalent of
     1.25 tons (Source: Professor R. M. Fernandez, Professor, Stanford University Report dated January 20, 1997 FSM PILOT AT RIO SALADO);
3. Carpal Tunnel Involvement - traditional keyboards require the involvement of the carpal tunnel for all keystrokes performed;
4. Hand Tension - traditional keyboards require the user to maintain hand position in a flattened plane hovering above the keyboard;
5. Wrist Bend - the necessary wrist bend associated with traditional keyboard use further crimps the carpal tunnel, increasing tension and tendon friction;
6. Upper Body Support - support above a traditional keyboard requires chronic upper body musculoskeletal involvement, spinal compression, and muscle tension;
7. Hand Pronation - wrist pronation for traditional keyboarding is awkward and fatiguing;
8. Wrist Motion - as much as 40 degrees of wrist motion is required with traditional keyboard use; and
9. External Mouse - most standard keyboards require the user to repetitively reach for an external mouse.

THE SOLUTION TO KEYBOARD RELATED INJURIES

     The patented DataHand(R) Ergonomic Keyboard is designed to provide a comfortable and healthful keyboard that addresses each of the traditional keyboards' limitations. No other keyboard available offers the following characteristics:

1. Repetition - DataHand keyboards divide each finger's workload among five unique keys, with unique directions;
2. Workload - DataHand keyboards reduce both the force required to activate keys and total finger travel resulting in a 96% reduction in Repetitive Stress Injury exposure (document);
3. Carpal Tunnel Involvement - only 60% of the DataHand keyboard keys require tendons that travel through the carpal tunnel (document);
4. Hand Tension - DataHand keyboards allow the hands to work in a relaxed, natural position;

5. Wrist Bend - unwanted and problematic wrist bends are eliminated 100% with a DataHand keyboard;
6.   Upper Body Support - DataHand keyboards fully support the hands;
7. Hand Pronation - hand pronation can be completely eliminated with a DataHand keyboard;
8. Wrist Motion - 100% elimination of wrist motion with a DataHand keyboard (documentation);
9. External Mouse - an intrinsic mouse eliminates repetitively reaching an external mouse.

SALES AND MARKETING ANALYSIS

THE MARKET CLIMATE

     The epidemic of keyboard related repetitive stress injuries offer a unique market opportunity for us.

     In August 1998, at the National Academy of Sciences in Washington, D.C., a group of over seventy nationally renowned experts in the field of musculoskeletal disability and occupational medicine examined the most prominent twentieth century studies of musculoskeletal workplace injury and affirmed the reality of work-related causation. Previously, hobbies, housework, heredity, general health, smoking, life-style and other factors were often blamed. The meeting did not deny possible secondary causation, but it pointed to work on the flat keyboards as the major cause. (Source: National Research Council and the Institute of Medicine (2001), Musceleoskeletal Disorders and the Workplace: Low Back and Upper Extremities: Panel on Musceleoskeletal Disorders and the Workplace, Commission on Behavioral and Social Sciences and Education, Washington, DC: National Academy Press: p. 363)

     In 1999, the Occupational Safety and Health Administration (OSHA) released proposed regulations that favor companies to proactively address the growing epidemic of workplace related injuries. Included in OSHA's standards are keyboard related repetitive stress injuries such as Carpal Tunnel Syndrome and tendonitis. The medical need is significant with the previously mentioned National Center for Health Statistics reporting 849,000 new problem visits (Source: 1999 OSHA Report on Work Place Injuries - Congressional Record) and the U.S. Department of Labor statistic: Carpal Tunnel Syndrome affects some 600,000
U. S. workers each year. OSHA officials have gone on record (Source: 1999 OSHA Report on Work Place Injuries--Congressional Record) that the Department of Labor statistics may underestimate real data by as much as a third.

     In February 2000 a meeting of the larger U.S. corporations' Industrial Relations Executives, CEO's and Ergonomists in Florida affirmed the need to address worker health issues. The emergence of a new corporate ethic was signaled. Presidential candidates were quoted in major national business magazines  stating  the  need  to  restore  disabled  workers  to  productivity.
Corporations were asked to work together to meet the common need for more employable workers. Even with the repeal of the Federal Government's OSHA Ergonomics Standard by the George W. Bush administration in February of 2001, many corporations have begun implementing ergonomic programs. This is due to the fact of being sold on ergonomic programs that reduce worker's compensation costs and improve productivity. (Source: Kansas City Star, The Economics of Ergonomics, April 18, 2000) Also, OSHA will be reissuing new ergonomic rules within a year that focus on carpal tunnel and RSI injuries as reported by the OSHA administration in February, 2001.

     In  addition,  the  Federal  Government's  agencies  have been  required by
Section 508 Federal Acquisition Regulations to make the Internet accessible to the disabled. Further, Section 508 mandates that alternative technology be provided for the disabled as well. Add to this government program, President Bush's New Freedom Initiative that was announced in March 2001. This program when passed will provide nearly $1 Billion over a five year period to provide jobs for the disabled and assistive technology to allow the disabled to work. We intend to work with President Bush's committee (LASER) to promote this program. Finally, every state also has an assistive technology program where equipment is being provided to the disabled.

     We believe this bodes well for us as the DataHand(R) Ergonomic Keyboard is positioned to address these needs, as well as the new ergonomic rules when they are implemented.

MARKETS

THE DATAHAND ERGONOMIC KEYBOARD MARKET

     While our potential DataHand(R) Ergonomic Keyboard customers include any user of a computer keyboard or other keypad data entry device, the current market is more narrowly defined into four distinct sub-markets:

*    The Enabling and/or Assistive Technology Keyboard Market
*    The Retail Keyboard Market
*    The Productivity Keyboard Market
*    Other Keyboard Markets - Laptop Computers and Games

     Currently our customers are purchasing our products on an as needed basis without long-term requirement contracts. As set forth below in Market Strategy - Retail Keyboard Market, we expect to enter into contracts with major suppliers of computers in early 2002.

ENABLING AND/OR ASSISTIVE TECHNOLOGY MARKET

     We have existing knowledge and business development experience within each sub-market. The enabling and/or assistive technology keyboards market meets the needs of people unable to perform work due to debilitating keyboard related injuries such as Carpal Tunnel Syndrome (CTS), tendonitis, or DeQuervain's Syndrome. These keyboard related injuries have been estimated by the U.S. Bureau of Labor Statistics in 1999 (Source: Congressional Record) to account for more than half of reported occupational illnesses and are estimated to significantly affect costs and productivity of 185,000 U.S. companies each year, and cost U.S. businesses billions annually.

     Further, as CTS problems become better understood, it is expected that both legislation and lawsuits will increase liability costs for many companies. Because of both the human and financial impact of keyboard related injuries, the enabling and/or assistive technology keyboard market is fairly insensitive to price and very reactive to quality and proven solutions such as our DataHand(R) Ergonomic Keyboard. Insurance companies, such as Kempers Workers Comp, have already paid for their clients to obtain a DataHand(R) Ergonomic Keyboard as an alternative to a very expensive (nearly $30,000) carpal tunnel operation. Most of the sales we receive over the Internet on our web site are from people that have carpal tunnel injuries. When interviewed after the purchase on why they bought the $1,000 DataHand(R) Ergonomic Keyboard, they reported that cost was not a factor in making their decision. They wanted something that worked.

(Please see the over 100 testimonials from current customers on the DataHand(R) web site - (www.datahand.com)

     The current DataHand(R) Ergonomic Keyboard models serve this market very well at their existing price points. With OSHA standards on musculoskeletal injury imminent, this market is expected to grow quickly and become more lucrative for us. Thanks to the unique DataHand(R) Ergonomic Keyboard features and benefits, we believe no other keyboard product is better poised to address this growing market's needs.

MARKET STRATEGY - ENABLING AND/OR ASSISTIVE TECHNOLOGY KEYBOARD MARKET

     We believe the DataHand(R) Ergonomic Keyboard stands alone at the top of this market. The unique and patented designs differentiate the DataHand(R) Ergonomic Keyboard from all other ergonomic keyboard designs. We do not know the market share available at this time as the total high end market volume is not known. There is a growing number of specialized vendors serving this market. Computer operators who want to avoid future injury as well as to address existing pain residual from work on the traditional flat keyboard can be drawn to our DataHand(R) Ergonomic Keyboard's unique design and benefits. As the ergonomic marketplace has grown, our DataHand(R) Ergonomic Keyboards have increasingly been seen by leading vendors in the ergonomic market as a major solution to the problems suffered by persons suffering keyboard injuries. We believe that the other ergonomic keyboards are only partial, marginal or limited, shot-term answers to the problems.

     This market is approached via our web site: Internet marketing; inbound telesales from injured individuals; outbound telesales; and the value-added ergonomic reseller channel. The marketing efforts are directed towards influencers such as physical therapists, ergonomists, assistive and adaptive technology centers, occupational medicine clinicians and therapists, government agencies, worker's compensation personnel, and corporate human resource departments.

THE RETAIL KEYBOARD MARKET

     Companies such as Dell, HP and Gateway are starting to market products in the ergonomic and assistive technology markets. The DataHand(R) Ergonomic Keyboard has been approved by them as one of their products for these markets. While we are not in contract with these marketing companies, we anticipate that contracts with them for the sales of our products will be in place by the end of the first quarter of 2002. Dell, HP and Gateway are currently selling over 100 million computer keyboards per year. Our marketing focus is to supply our keyboards to their very large retail base.

MARKET STRATEGY - RETAIL KEYBOARD MARKET

     We will continue to market our keyboards via our web site (www.datahand.com), distributors, resellers and direct sales to enter the retail keyboard market. Web site traffic additional sales increase will be by utilizing known web resources. The following breakdowns are the average number of sites listed under each sub category on three major search engines (Yahoo, Lycos, and NorthernLight) for the keyword: ERGONOMICS as of June 30, 2001:

Companies (61)
Conferences (3)
Institutes (10)
Organizations (4)

SEARCH ENGINE REGISTRATION: (PLACEMENTS FOR GENERATING WEB TRAFFIC)

     Search engines are a source of potential customers that search the web looking for certain keywords such as "ergonomic keyboards, ergonomic computer keyboards and preventing carpal tunnel injury". We are registered with all major search engines. Ninety percent (90%) of our sales during fiscal year 2000 occurred because of our web site, and search engines are the means by which persons searching the web for specific items are directed to web sites offering the items.

     Market knowledge and demand will also be increased by focused advertising utilizing selected periodicals serving the targeted markets. These periodicals include:

The American Industrial Hygiene Association Journal           Aviation, Space and Environmental
AIIE Transactions                                             Medicine
Annals of Occupational Hygiene                                British Journal of Industrial Medicine
Applied Ergonomics                                            Clinical Biomechanics
Applied Industrial Hygiene                                    CTD News
Applied Occupational and Environmental Hygiene                Ergonomics Abstracts
The Human Factors and Ergonomics Society                      Ergonomics in Design
Elsevieer Science Publishing                                  Human Factors and Ergonomics Society
Institute of Industrial Engineers                             International Journal of Systems Journal
of Applied Biomechanics                                       Automation
Journal of  Biomechanics                                      Taylor and Francis
Journal of the Society for Health Systems                     Journal of Biomechanical Engineering
International Journal of Industrial Ergonomics                Journal of Occupational Medicine
Journal of Safety Research                                    International Journal of Human Factors
Occupational Safety and Health Reporter-Current               in Manufacturing
Report                                                        Scandinavian Journal of Work,
Occupational Safety and Health Reporter-Decisions             Environment and Health
Sound and Vibration                                           Workplace Ergonomics

     We have advertised in a few of these periodicals, such as the AAMT Journal, Journal of Hand Therapy, Occupational Practice Magazine and Occupational Health and Safety Magazine. As we obtain and/or generate additional working capital, we intend to increase our advertising in the above listed periodicals.

     We also plan to license the product to a large and well-respected computer company at an attractive wholesale price justified by the proprietary value of the DataHand(R) product name and technology. We have been in negotiations with HP, Dell, Gateway and Microsoft during the last half of 2001. Microsoft has recently added assistive technology products to its product line and web site, and our DataHand(R) Ergonomic Keyboard has been placed on its web site for availability of products. Microsoft has announced that it is hoping that by February of 2002 to have contracts in place with manufacturers of assistive technology products, such as us. Gateway has announced that it is working on setting up an ergonomic section in each of its stores, and our DataHand(R) Ergonomic Keyboard has been approved for that program. Dell has just verbally agreed to sell the DataHand(R) Ergonomic Keyboard. This strategy will enable computers to be sold with a competitively priced DataHand(R) keyboard at the original point of sale. We believe that once the right technology partner is acquired (IBM, Dell, Gateway, etc.), our DataHand(R) keyboard will quickly establish market share. We further believe rapid growth in sales volume will result as the ergonomic liability and lower productivity of the traditional keyboard becomes more widely understood.

THE PRODUCTIVITY KEYBOARD MARKET

     This market is defined as the corporate and/or government data entry market in need of keyboard solutions that offer increased typing speed, improved typing accuracy and reduced keyboard related fatigue. In this market, our DataHand(R) Ergonomic Keyboards compete against the less efficient and injurious standard keyboards and keypads with our DataProof 10-Key and Professional II keyboard models. These models feature user-defined programmability in addition to a more efficient design. We have existing reference accounts in this market segment. Typical customers include high volume data entry applications such as banks and data processing centers.

MARKET STRATEGY - PRODUCTIVITY KEYBOARD MARKET

     We have market experience selling keyboards based on productivity improvement. Our experience selling keyboards to enhance productivity has been based strictly on the design of our keyboard. To increase productivity on a keyboard, the product must have an extremely light touch (gram force) to activate the keys, the range of finger motion must be minimal and the hand position must be a neutral location. Our product meets all of these criteria. We plan to partner with a large data entry hardware manufacturer and/or innovative computer manufacturers to assist in productivity keyboard sales and marketing strategies. We do not yet have a contract with a large data entry hardware manufacturer. This market is virtually untapped, and no other keyboard manufacturer is better positioned to make productivity market advances. We and our partner(s) will approach this market via direct sales efforts, outbound telesales, OEM relationships, and data application trade shows and publications. The marketing efforts are directed towards influencers such as workflow managers, operations managers, and data entry hardware product managers. We have also approached Microsoft, Dell, Gateway, UNISYS, Insight Direct, CDW and CompUcom. No agreement has been reached with these companies to actively promote our products.

     We have entered into an agreement with DuraSwitch, Inc., of Tempe, Arizona, to develop a low-cost DataHand(R) Ergonomic Keyboard named the "ErgoHand". DuraSwitch is in the business of developing and licensing high quality switches. Currently its switches are licensed to companies such as Maytag (for washing machines, etc.) and Delphi (for automobiles). DuraSwitch's co-founder Tony VanZeeland is its chief engineer, holding over twenty patents for switches. Mr. VanZeeland was formerly our vice-president of engineering, and in that capacity, helped develop the current model of the DataHand(R) Ergonomic Keyboard - the Professional II. We and DuraSwitch are developing the "ErgoHand" on a
"handshake" agreement at this time. However, we have entered into a formal technology exchange agreement, a copy of which is attached as an exhibit.

OTHER KEYBOARD MARKETS - LAPTOP COMPUTERS AND GAMES

     Laptop computers are among the fastest growing sectors of the computer market. Some projections are that the number of laptop computers may exceed the number of desktop computers within this decade (Source: Frost & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES--1997). The opportunity to license our DataHand(R) technology for inclusion with a laptop computer may be of considerable value. Our DataHand(R) keyboard design incorporated into laptop computers would offer several advantages. Because DataHand(R) keyboard operation does not require the user to look at his or her hands, the computer screen can be placed on a more horizontal, rather than vertical, plane above the hands. This screen over hands position will allow the computer screen to be closer to the user, with a more perpendicular line of sight. In this way, the computer workspace can be physically more compact and offer better balance. Our DataHand(R) keyboard provides an integrated mouse that many users may prefer over touch-pads or force-gage (eraser style) pointer devices that many laptop computers must include. Additionally, our DataHand(R) keyboard may be grasped to facilitate stabilization during typing on the lap. Although we do not plan to manufacture a laptop computer, we will seek to license this technology to other computer manufactures.

     Game console unit sales for several of the more popular systems are already measured in millions of units. New game consoles are under development by companies such as Sony, Nintendo, Calico and Atari. The potential to license DataHand(R) technology to one or more of these manufacturers exist as a part of the standard game unit or as an available accessory to provide several significant advantages. Our DataHand(R) technology provides comfort and the extra utility than a conventional keyboard. A key entry device is important because many new game units are intended to be multi-functional, serving as more than simple game controllers. For example, the new Sony units are planned to have Web-TV capability, and others may have the ability to read and send E-mail. Some units may also include basic word processing, printing capability and educational programming that would require full keyboard usage. Our DataHand(R) keyboard technology could be used for typing and provide new and more fun gaming features that are not supported by a conventional keyboard.

SALES, MARKETING AND DISTRIBUTION PROGRAMS:

     *    DISTRIBUTORS - enroll major distributors serving the targeted markets:
          Ingram Micro, Synnex and Tech Data - total sales 2000 about $60B (Source: Annual Reports for Ingram Micro, Synnex and Tech Data). We currently have 44 distributors in the United States and world wide.
     * RESELLERS - sign on (5) major resellers focusing on the targeted markets.
     * CATALOG SALES - place advertisements in (3) major print and (3) major electronic magazines. Catalog sales have only marginally begun. One reseller from New York currently lists the DataHand(R) Ergonomic Keyboard in its catalog. We plan to list our products in catalogs on a more extensive basis beginning in the second quarter of 2002.
     * WEB SITE - use latest electronic sales and web site design technology to generate increasing web site visits and sales. Considerable time and expense has also been expended in the development of our web site, www.datahand.com, and this has resulted in a steady flow of orders (twenty to thirty units per month).

     Our marketing plan requires the markets and distribution channels of distributors and resellers. These companies play a major roll to increase sales significantly in the first six months following our obtaining of additional financing. There are approximately 70 thousand resellers purchasing from the top four distributors, approximately 5000 electronic reseller and in excess of 100 catalog companies (Source: Catalog of Resellers - Public Library). With our planned marketing campaign to these resellers, we will see a major influx of orders. As a supplier, we will be required to ship within 2 1/2 weeks to distributors and resellers. Further, the in-house sales staff will concentrate on call centers, brokerage firms, financial institutions and corporations with 50 employees or more and require a ship time frame of 0-30 days. To date, all distributor and reseller agreements have been a standard agreement to sell our products. No material contracts currently exist. We have arrangements with 31 distributors/resellers in the United States and 13 distributors/resellers internationally.

     To date, most efforts to market our products (other than through our web site) have been through attendance at trade shows. We attended the Ergonomic Conference and Expo held in Las Vegas, Nevada during December 2001 and the Workers Comp Conference in Atlanta, Georgia in August 2001.

TRAINING

     Training and system implementation consulting is a separate revenue model that offers great potential for us. We have the capability to assist clients with the DataHand(R) Ergonomic Keyboard implementation and with evaluating and improving their data entry business processes. This involves project planning and management, application and business process analysis, user training, and change management training. Through this process, we can add value and increase the prospect of a successful implementation and also create and operate a very profitable data entry productivity improvement consulting business.

     Our training programs are designed to assist an individual or business with implementing a new keying technology and improving productivity. In order to best maximize the benefits of our products, training is an integral component of our experience and is designed to match the users specific goals and needs in an efficient and effective manner. All employees need freedom from pain to perform their job productively that will provide positive benefits both to the company and the employee.

     For individual keyboard sales, training tools are provided and have proven to be effective in both minimizing the time needed for learning and maximizing the return on investment. Due to these users' particular health problems and/or the productivity benefits, they are highly motivated to learn to use our DataHand(R) Ergonomic Keyboard. Individual keyboard purchasers occasionally purchase one-on-one training. Training is not sold to anyone other than a user of our keyboards.

     In the future, training tools will be offered through our web site, as well as being delivered with each individual keyboard and through training courses offered and taught by our qualified and licensed trainers.

INTERNET ADVERTISING

     We desire to enter into advertising agreements with internet providers such as AOL and Lycos pursuant to which these companies will display Internet banner advertisements for DataHand(R) Ergonomic Keyboard. America on Line (AOL) is currently scheduled to begin offering our DataHand(R) Ergonomic Keyboard on its web site beginning in mid-January 2002 There currently does not exist a written advertising agreement with either AOL or Lycos, although negotiations with both companies is on-going. We want these advertisements to appear when users of AOL and Lycos search for certain key words, such as "keyboards." The advertisements will allow users to click on the advertisement to link directly to our Web site. We anticipate that the agreements will require us to pay the portal sites based on the number of impressions we receive. We plan to initiate these advertisements during the last quarter of 2001. We also intend to continue to seek new opportunities to expand our presence within top-tier portal sites and highly trafficked content sites.

OFFLINE ADVERTISING

     We intend to actively pursue a variety of offline advertising channels to promote the DataHand(R) Ergonomic Keyboard in the magazines and journals listed above. Our efforts in this area will focus on promoting the brand through print advertisements. While we have not spent significant marketing dollars in this area in the past, we expect to significantly increase our offline advertising campaign in the future.

COMPETITION

     The DataHand(R) Systems products serves two distinct markets: corporate (and government) data entry systems and ergonomic keyboards. Data entry system devices are employed on equipment such as mail sorting machines and check sorters. This type of equipment has traditionally been supplied with either a standard keyboard or a numeric keypad for corporate data entry. Corporate and government data entry systems are DataHand's(R) primary market. DataHand(R) competes against the less efficient standard keyboards and keypads with the data Proof (10 Key) and Professional II models, which feature programmability in addition to improved design, to support a wide variety of processing applications.

     The ergonomic keyboard market is more consumer focused and subdivided into two parts. The first category includes keyboards that consist of a split, but attached, keyboard angled to align with the typist's writs through a wave-like wrist rest such as Microsoft's Natural keyboard. PC Concepts and Adesso are also competitors in this market and the three together have approximately 87% of the total ergonomic keyboard market. The second segment, that includes the
DataHand(R), is all other ergonomic keyboards in a wide array of shapes and configurations. DataHand(R) stands alone at the high end of this market with its uniquely patented keyboard technology providing minimum motion and force and ideal posture and the only proven health and comfort and productivity benefits. The published list price for the DataHand(R) Ergonomic Keyboard - Professional II is $1,295. For the Personal Edition, the published list price is $995. The difference in the two models, which appear to be nearly identical, is that the Professional II is a fully programmable model, i.e., the user can program every key if desired. This cannot be done on the Personal Edition.

     Currently there is minimal awareness of the DataHand(R) System. Despite the limited awareness, interested prospects find DataHand(R) on the Internet and purchase the product. Companies that have purchased in this manner include MIT (15 keyboards), Intel, Silicon Graphics, Hewlett Packard (5 keyboards), Analog Devices, Cisco, Lucent, Caterpillar, Motorola, Netscape, US Airways and many others.

     Our marketing plan has been developed to address the markets served. The plan includes the initiation of research projects, the creation of database marketing, the development of sales aids (including a video to be mailed to prospects and a PC based sales presentation), increased advertising (principally on Internet search engines and in trade publications, including journals), development of a enhanced marketing materials (including client case studies, research synopses and client testimonials), formation of a medical and ergonomic advisory board and "productizing" training and installation programs, with possible performance guarantees.

     We have identified four sales channels. In the corporate (and government) data entry systems market, there are two sub markets: speed/productivity and RMI prevention or relief for those already injured. In the individual user markets there are also two dub markets: rehabilitation and retail. These markets are very different, and our marketing plan identifies different strategies for each.

The following is a description of each market and the strategies for attacking them.

     First, the CORPORATE DATA ENTRY (SPEED/PRODUCTIVITY) market is approached via direct sales efforts that have already begun. The target of these selling efforts is the data entry production manager who is seeking to increase productivity. The Plan provided for the adding of a Vice President of Sales, who is Mr. Robert Caplan, four direct sales personnel in the calendar years 2001 and 2002 and substantially increased sales personnel in subsequent years. Leads for direct sales will be generated primarily through telemarketing directly to the operating manager.

     Second, the RMI PREVENTION COMPONENT OF THE ERGONOMIC KEYBOARD MARKET is approached via direct sales and indirectly through corporate safety consultants. The target of these selling efforts are the managers of human resources, risk management and occupational safety and include the person responsible for managing workman's compensation insurance expense. The Plan is to approach this market directly through telesales that will be accomplished in-house or through outsourcing. Corporate safety consultants will also be approached via telemarketing and telesales.

     Third, the REHABILITATION COMPONENT OF THE ERGONOMIC KEYBOARD MARKET is approached through inbound telesales, outbound telesales to hand therapists, and the ergonomic reseller channel. The target of these selling efforts is the injured individual. Inbound telesales is currently underway and is based on our Internet web site with calls taken by one sales person. The activity is being actively managed (using search engine management and banner advertising) to increase the number of injured workers who are directed to the web site. The resale channel marketing efforts are directed towards influencers such as physical therapists, government agencies, ergonomic resellers and corporate human resource departments.

     Fourth, the RETAIL individual user market will be approached through licensing. It is believed that the product will be licensed at 12.5% of the wholesale price that is justified by the proprietary nature and significant benefit provided by the DataHand(R) product.

INTELLECTUAL PROPERTY

     The following patents are material to protecting the DataHand(R) Ergonomic Keyboard design. United States patents have a term of 17 years and European patents have a term of 20 years. The list includes United States and foreign patents and trademarks.

                                     PATENTS

                   TITLE                       PAT. #        COUNTRY    ISSUED
                   -----                       ------        -------    ------
     Alpha Numeric Keyboard                    0279553       EPO          2/2/88
     Alpha Numeric Keyboard                    4,913,573     U.S.         4/3/90
     Comb. Computer Keyboard &
     Mouse Date Entry System                   4,917,516     U.S.        4/17/90
     Data Entry Terminal (Design)              D311,522      U.S.       10/23/90
     Date Entry Device                         M8904784.2    Germany      7/7/89
     Data Entry Device                         0057386                   7/17/89
     Data Entry Device                         894,920       France       5/9/90
     Data Entry Device                         1,060,442     U.K.         5/9/90
     Switch Assembly                           5,514,866     U.S.         5/7/96

     Switch Assembly (design)                  D362,425      U.S.        9/19/95
     Keyboard (design)                         5,376,764     U.S.        3/21/95
     Three Way Switch                          5,743,666     U.S.       12/27/94
     Adjustable Keyboard                       5,743,666     U.S.        4/28/98
     Magnetically Enhanced Membrane Switch     5,921,382     U.S.        7/13/99

                                   TRADEMARKS

       MARK                                      REG. #                  ISSUED
       ----                                      ------                  ------
     DataHand                                  1,741,088                12/22/92

ENVIRONMENTAL MATTERS

     Our business does not involve the use, handling, storage and disposal of potentially toxic substances or wastes. Accordingly, we are not subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, liability related to those standards, and penalties for violations of those standards. We believe that we do not have any material environmental liabilities. Compliance with environmental laws, ordinances and regulations has not had, and we do not expect such compliance to have, a material adverse effect on our business, financial condition, or results of operations.

EMPLOYEES

     As of September 30, 2001, we had 16 employees, including 8 in production, 3 in sales and marketing and 5 in management and administrative support. We have experienced no work stoppages and are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

WE OWN THE TECHNOLOGY, PATENTS AND TRADEMARKS ON WHICH WE RELY.

     We rely on a combination of patent and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. We may receive notices from third parties that claim the products, software or other aspects of our business that we own or have the right to use infringe their rights. Any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business, financial condition, and results of operations. These royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of our management's attention and our other resources, which could have a material adverse effect on our business, financial condition, and results of operations.

WE DO NOT PLAN TO PAY CASH DIVIDENDS.

         We have never paid any cash dividends on our common stock and do not currently anticipate that we will pay dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

THERE ARE BOTH GENERAL AND SPECIFIC RISKS INHERENT IN ANY BUSINESS, INCLUDING OURS. AN EXTENSIVE DISCUSSIONS OF RISKS WE FACE IS CONTAINED IN THE SECTION CAPTIONED "RISK FACTORS" IN AMENDMENT NO. 1 TO OUR FORM 10-SB FILED WITH SECURITIES AND EXCHANGE COMMISSION. SOME SPECIFIC RISKS WE ARE CURRENTLY FACING ARE SET FORTH BELOW, AND EVEN THOUGH WE ARE NOT REQUIRED IN THIS FORM 10-KSB, WE WISH TO DESCRIBE SOME OF THEM FOR YOU.

UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN, AND OUR INVESTORS MAY LOSE SOME OR ALL OF THEIR INVESTMENT.

     We historically have secured financing for operations, the acquisition of additional inventory and equipment, and the development of our products through private placements of equity securities and from loans. We had outstanding short-term notes payable and capital lease obligations totaling approximately $223,893 on September 30, 1999, $414,261 on September 30, 2000 and $82,008 on
September 30, 2001. Each figure includes yearly leases of $82,008 for office rent and office equipment leases We have incurred significant losses since inception and will be required to seek additional equity or debt financing to further develop our products and to establish our manufacturing operations, to finance future acquisitions or develop new product lines, to obtain equipment and inventory necessary to expand our in-house production capabilities, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. We have from time to time encountered difficulties in obtaining adequate financing on acceptable terms and there can be no assurance that such financing will be available on acceptable terms in the future. If such financing is not available in sufficient amounts or on satisfactory terms, we may be unable to repay creditors or to continue as a going concern. Our inability to obtain adequate financing on a timely basis also could adversely affect our operating results, may require us to restructure our business and operations, and could significantly interfere with our efforts to expand our business at the desired rate. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to our existing stockholders.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND OUR FUTURE PROFITABILITY IS UNCERTAIN AND THIS COULD CAUSE OUR CURRENT AND PAST INVESTORS TO LOSE SOME OR ALL OF THEIR INVESTMENT.

     We have incurred operating losses since inception, and reported a net loss of $918,233 for the year ended September 30, 1999. For the year ended September 30, 2000 we had a deficit of $464,234. For the year ended September 30, 2001 we had a deficit of $523,003, for a total accumulated deficit at September 30,
20001 of $14,853,371. Losses incurred during fiscal 2000 and 2001 are attributable primarily to expenses we incurred to develop, enhance and market our DataHand(R) Ergonomic Keyboard. We cannot assure you that we will generate sufficient operating revenue, expand sales of our products and services, or control our costs sufficiently to achieve or sustain profitability. Our financial statements for the years ended September 30, 2001 and September 30, 2000 have been prepared assuming that we will continue as a going concern. The report by our independent public accountants on our financial statements for the year ended September 30, 2001 states that the significant losses and our working capital deficiency as of that date make our ability to continue as a going concern uncertain. Our financial statements for the year ended September 30, 2001 do not include any adjustments relating to the realization of assets and the satisfaction of liabilities that might result in the event that we become unable to continue as a going concern.

OUR LIMITED OPERATING HISTORY MAY CAUSE FUTURE INVESTORS A PROBLEM IN EVALUATING OUR POTENTIAL FOR FUTURE SUCCESS. THIS IN TURN COULD CAUSE US DIFFICULTIES IN RAISING NEEDED CAPITAL

     We were incorporated in 1995 and we did not commence active business operations in the industry until 1996. Accordingly, we have a limited operating history and limited historical financial information upon which you can evaluate our existing business and our potential for future success. We face numerous risks, expenses, delays, and uncertainties associated with establishing a new business, especially in the new and rapidly evolving computer technology. Some of these risks and uncertainties relate to our ability to

     *    develop brand awareness and brand loyalty,
     *    increase traffic to our web site;
     *    increase customer acceptance of our products and services,
     *    develop and renew strategic relationships,
     * obtain access to new product and service offerings or distribution channels,
     * anticipate and adapt to the changing market for computer equipment and electronic commerce,
     * provide or contract for satisfactory customer service and order fulfillment, and
     *    integrate any acquired businesses, technologies and services.

     We may not be successful in addressing these risks and uncertainties. The failure to do so would materially and adversely affect our business.

     As a result of our limited operating history, our plan for rapid growth, the changing nature of computer technology and the increasingly competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results and financial condition may be materially and adversely affected.

WE MAY NOT BE COMPETITIVE IF WE FAIL TO ENHANCE OUR PRODUCT AND SERVICE OFFERINGS AND DISTRIBUTION CHANNELS.

     The failure to develop or acquire new or enhanced products, services, distribution channels and online features and functions could have a material adverse effect on our business. To remain competitive, we must continue to

     * expand our product and service offerings and develop or acquire new distribution channels,
     * enhance our offerings of ergonomic related news, information, and features,
     * enhance the ease of use, responsiveness, functionality, and features of DataHand(R) Ergonomic Keyboard,
     *    attract and retain additional staff, and
     * improve the consumer knowledge and purchasing experience on our planned network of Web sites.

     These efforts may require us to develop or license increasingly complex technologies. We may not be successful in developing or introducing new products, services, distribution channels, and online features and functions and the products, services, channels, features, and functions that we develop may not result in increased revenue. We also may not be able to develop, acquire, or enter into alliances for Web sites designed to attract consumers and suppliers of computer products.

     Developing, launching, and promoting new product and service offerings or expanding into new markets will require us to make significant investments of financial, management, and operational resources. These efforts also could strain our ability to support our existing business and product and service offerings or to provide an enjoyable online experience to visitors to our network. Our business could be materially and adversely affected if we fail to achieve these goals.

CHANGES IN ECONOMIC CONDITIONS AND CONSUMER SPENDING MAY ADVERSELY AFFECT OUR BUSINESS.

     The computer industry is subject to cyclical variations. Declines in consumer confidence levels, even if prevailing economic conditions are favorable, can also adversely affect consumer spending on computers and related technology. Our success depends in part upon a number of economic factors relating to discretionary consumer and business spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. We are unable to estimate the impact, if any, of the acts of terrorism recently unleashed on the United States on our business.

IF WE ARE UNABLE TO SUPPORT INCREASED VOLUME ON OUR WEB SITE SALES WILL BE ADVERSELY AFFECTED.

     Growth in the number of users accessing our Web site may strain or exceed the capacity of the computer systems of our Internet hosting service and lead to impaired performance or system failures. The current systems of our Internet hosting service may be inadequate to accommodate rapid traffic growth on our network. If this occurs, customer service and satisfaction may suffer, which could lead to dissatisfied users, reduced traffic, and an adverse impact on our business. Our Internet hosting service plans to upgrade and add to our existing technology and network infrastructure and to implement new systems so that our network can perform better and handle increased traffic. Failure to implement these systems effectively or within a reasonable period of time could have a material adverse effect on our business, operating results, and financial condition. We have completed a revision of our web site content so that surfing the site is easier and requires less computer memory on the surfer's computer than before. While we believe that we have substantially reduced the risk associated with the use and availability of our web site, we wish to caution that there remains risks over which we have no control. Our web site is very important to us because ninety percent (90%) of the sales generated in 2000 resulted from visits to our site.

WE FACE INTENSE COMPETITION.

     Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

     * the quality, features, diversity, and prices of our products and services,
     * our ability to generate traffic to our DataHand(R)Ergonomic Keyboard brand,
     * our ability to develop new products and technology and service offerings,
     *    our ability to develop and maintain effective marketing programs,

     *    the quality of our customer service and training,
     * our ability to recognize industry trends and anticipate shifts in consumer demands,
     *    product introductions by our competitors,
     * the number, nature, and success of our competitors in a given market, and
     *    general market conditions.

Because these factors change rapidly, customer demand also can shift quickly. We could experience a material adverse effect on our business, operating results, and financial condition if we are unable to respond quickly to market changes or a slowdown in demand for the products we sell and services we provide.

SERVICE FAILURES OR INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Any sustained or repeated failure or interruption in our computer systems or the computer systems or equipment of our Internet hosting service would reduce the appeal of our Web site to customers and potential customers. Unanticipated problems affecting these systems may cause interruptions in our marketing activities. Interruptions or failures could result if we fail to maintain our systems, our Internet hosting service fails to maintain its computer systems and equipment in effective working order, or if telecommunications providers fail to provide the capacity we require. Our Internet hosting service also must protect its computer systems against damage from fire, power loss, water, vandalism, terrorism and other malicious acts, and similar unexpected adverse events. In addition, our potential customers depend on telecommunications providers, Internet service providers, and network administrators for access to our Web site. The systems and equipment of our Internet hosting service could experience outages, delays, and other difficulties as a result of system failures unrelated to its systems. Any damage, interruption, or failure that interrupts or delays our operations could cause users to stop using our services and have a material adverse effect on our business.

AVAILABILITY OF MATERIALS FILED WITH THE SEC

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-8900-SEC-0330. We will be an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issurers that file electronically with the SEC at http://www.sec.gov. Our Internet site is http://www.datahand.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                             SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The data has been derived from the financial statements audited by Shelley Intl., CPA, independent certified public accountant.

                                        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                           2001              2000              1999
                                       ------------      ------------      ------------
STATEMENTS OF OPERATIONS:

INCOME
  SALES OF PRODUCT                     $    162,317      $    151,466      $    194,789
  TRAINING REVENUE                           10,150             2,500             1,000
                                       ------------      ------------      ------------

TOTAL REVENUE                               172,467           153,966           195,789

COST OF SALES

  COSTS OF GOOD SOLD                        112,136           221,646           102,530
  COST OF TRAINING                           10,268            12,037            58,246

  TOTAL COST OF SALES                       112,404           233,683           160,776
                                       ------------      ------------      ------------

  GROSS PROFIT                               50,063           (79,717)           35,013

EXPENSES
  SALES AND MARKETING                       176,120            37,833           117,606
  GENERAL AND ADMINISTRATIVE                282,844           263,536           622,069
  RESEARCH AND DEVELOPMENT                   10,531            17,520            77,895
  DEPRECIATION EXPENSE                       64,478            52,819           113,689
  INTEREST EXPENSE                           39,093            12,809            21,987

  TOTAL EXPENSE                             573,066           384,517           953,246

  LOSS BEFORE PROVISION FOR
  INCOME TAXES                             (523,003)         (464,234)         (918,233)

  PROVISION FOR INCOME TAXES                      0                 0                 0
                                       ------------      ------------      ------------

NET INCOME (LOSS)                          (523,003)         (464,234)         (918,233)
                                       ============      ============      ============

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                     (0.04)            (0.04)            (0.09)

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES                13,535,120        11,209,996        10,242,374

The notes to the financial statements attached as an exhibit are an integral part of this Comparative Statement of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a Delaware corporation formed in November 1994. Our primary business is the sale, marketing, manufacture, licensing and development of innovative, high-value computer data input services. On January 27, 1995, we merged with Industrial Innovations, Inc., an Arizona corporation founded in October 1987. We were the surviving legal entity. As a result of the merger, each outstanding share of common stock held by the shareholders of Industrial Innovations, Inc., was exchanged for one share of our common stock. DataHand(R) is a registered trademark of ours.

     Our operations to date have included assembling our management, marketing and sales, and product development personnel, forming strategic relationships with vendors, securing financing and launching the initial commercial production of our DataHand(R) System. Product development, testing and test marketing of DataHand(R) ergonomic keyboards have been completed. Full-scale production commenced in October 1998 with sales and marketing starting shortly thereafter.

     During fiscal 2000 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Ninety percent (90%) of our sales during fiscal 2000 occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fees as a deduction from the sales price paid.

     Our training and system implementation have been offered on a fee basis for the past five (5) years. Customers such as Citibank in North Dakota, M&I Bank in Milwaukee, Sara lee in Georgia and L.L. Bean in Maine have paid for and received training from our training consultant Shelley Johnson. Ms. Johnson, a certified trainer with a Master Degree, has consulted with our customers, on our behalf, in the past in the area of office productivity improvement associated with the use of the DataHand(R) Ergonomic Keyboard in the customer's environment.

     All revenue is recognized when billed. We do not currently offer extended terms on the sales of any of our products or training.

     There are no particular external business conditions that have affected our business in the past. Sales have declined year-to-year since 1998 because of a restructuring that occurred at the end of 1998. Because of a lack of funding at that time, our management agreed that we would layoff most of our work force and concentrate our efforts on raising needed capital and completing the design of the "ErgoHand" (the low cost DataHand(R) Ergonomic Keyboard) and the recruitment of needed, experienced personnel for the future. These tasks have been completed, and we anticipate that sales will show an increase beginning in 2001. There are no seasonal or other aspects in our financial performance.

     Revenues have not been segmented by market segment in the past. However, it is anticipated that revenues will be segmented in the future between at least: web sales, resellers and corporate sales.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2001, SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     REVENUE. Total revenue for the fiscal years ending September 30, 2001, September 30, 2000 and September 30, 1999 were $172.467, $153,966 and $195,789, respectively. The twelve month period ending September 30, 2001 saw sales of keyboards of $162.317 and training revenue of $10,150, the twelve month period ending September 30, 2000 saw sales of keyboards of $151,466 and training revenue of $2,500, and the twelve month period ending September 30, 1999 saw sales of keyboards of $194,789 and training revenue of $1,000. The change in revenue is attributable to increase sales of our DataHand(R) Ergonomic Keyboards.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2001, September 30, 2000 and September 30, 1999 were $122,404, $233,683 and $160,776 respectively. The twelve month period ending September 30, 2001 saw cost of keyboards sold of $112,136 and cost of training of $10,268, the twelve month period ending September 30, 2000 saw cost of keyboards sold of $221,646 and cost of training of $12,037, while the twelve month period ending September 30, 1999 saw cost of keyboards sold of $102,530 and cost of training of $58,246. Cost of goods sold for the fiscal years ending September 30, 2001, September 30, 2000 and September 30, 1999 were $122,404 or approximately 71% of total revenue, 233,683 or approximately 152% of total revenue and $160,776 or approximately 82% of total revenue, respectively. The decrease in cost of goods sold of $111,279 or approximately 65% of total revenue of fiscal year ending September 30, 2001 is primarily attributable to decreased supervisory expenses.

     Gross profit for the fiscal year ended September 30, 2001 was $50,063 or approximately 29% of total revenue, gross profit for the fiscal year ended September 30, 2000 was ($79,717) or approximately 52% of total revenue and gross profit for the fiscal year ended September 30, 1999 was $35,013 or approximately 18% of total revenue. The 75% in gross profit in fiscal year 2001as compared to fiscal year 2000 is primarily attributable to decreases in supervisory expenses during the twelve month period ending September 30, 2001.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the fiscal years September 30, 2001, September 30, 2000 and September 30, 1999 were $176,120, $37,833 and $117,606, respectively. The approximate 366% increase in sales and marketing expense over fiscal year 2000 is representative of us shifting from a development mode to a sale mode.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal years ending September 30, 2001 and September 30, 2000 and September 30, 1999 were $282,844, $263,536 and $622,069, respectively. The increase of $19,308 or approximately 7% in fiscal year 2001 is primarily attributable to a slight increase in administrative personnel.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999 were $10,531, $17,520 and $77,895, respectively. The decrease of research and product development expenses is representative of us shifting from a development mode to a sales mode over the three year period. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal year ended September 30, 2001, September 30, 2000 and September 30, 1999 were $64,478, $52,819 and $113,689, respectively. We anticipate that depreciation expense will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999 were $39,093, $12,809 and
$21,987, respectively. New financing placed during the fiscal year ended September 30, 2001 were the sources of the increase of $26,284 in interest expense over fiscal year 2000.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the fiscal year ended September 30, 2001, September 30, 2000 and September 1999, were $523,003, $464,234 and $918,233, respectively. The increase of $58,769 or approximately 13% in fiscal 2001 as compared to fiscal 2000 is primarily the result of the increase in sale and marketing expenses during the fiscal years.

     PROVISION FOR INCOME TAXES. As of September 30, 2001, we had a net operating loss carryforward balance of approximately $11,698,061 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2001, we had a positive working capital of $113,784. At September 30, 2000, we had a negative working capital of $801,610, and at September 30, 1999, we had a negative working capital of $461,461. Current assets increased to $292,336 at the twelve months ended September 30, 2001 from $56,612 at September 30, 2000. Current assets were $117,930 at September 30, 1999. The changes were due primarily to changes in cash, inventory and non-trade receivables.

     Our operating activities used net cash during the year ended September 30, 2001 of $456,196, as compared to net cash used during the fiscal years ended September 30, 2000 of $276,956 and $391,239 during the year ended September 30, 1999. The major element contributing to net operating cash flow was cash paid for general and administrative and marketing expense.

     At the end of the fiscal year ended September 30, 1998, we had current notes payable outstanding of $22,500. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $193,992, bringing the total due on current notes payable on September 30, 1999 of $216,492. In the fiscal year ended September 30, 2000, we borrowed an additional $197,849, bringing the total due on current notes payable to $414,341. As of September 30, 2001, we owed $60,943. The current notes payable during those periods of time bore interest at rates between 0% and 10% per annum.

     At the end of the fiscal year ended September 30, 1998, we had long term notes payable outstanding of $116,363. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $39,039, bringing the total due on long term notes payable on September 30, 1999 of $155,402. In the fiscal year ended September 30, 2000, we reduced our debt by $11,068, bringing the total due on long term notes payable to $144,334. As of September 30, 2001, we had eliminated our long term debt and we had no long term note holders at such fiscal year end.

     Our capital lease obligations ended in fiscal year 2000. In fiscal year ended September 30, 1999, we made capital lease payments of $7,401 and in fiscal year ended September 30, 1999, we made capital lease payments of $19,997. In fiscal year ended September 30, 2001, we made no capital lease payments since we had no capital lease obligations in fiscal year 2001.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of the our history. As we are now entering into the marketing phase of our existence, we have determined that 64 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 64 keyboards sold per month goal as early as the spring of 2002. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

ROYALTY AGREEMENTS

     As a means to raise capital, our predecessors in interest initiated a program whereby they sold or granted the right to receive future royalties on the sale of certain DataHand(R) family products. The Fixed Royalty Override
Agreements (Royalty Agreements) originally called for total royalties of $5.91 for each DataHand(R) device we sold, and for which any party sold under sublicense from us. The Royalty Agreements expire through March 31, 2007. The royalty payments are not a material amount. Royalty payments accrued during the past five year are less than $2,000. These payments are an insignificant portion of our expenses and are fully discussed in the notes to our financial statements.

     Option A. Holders of Royalty Agreements representing $.30 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement to a percentage of revenue from the sales of DataHand(R) Systems of .000333% for direct sales and .0333% for sublicense and royalty revenue.

     Option B. Holders of Royalty Agreements representing $1.42 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement for direct sales to the lesser of the existing royalty under the agreement of .00333% for such revenue and for sublicense and royalty revenue to
 .0333% of such revenue.

     Option C. Holders of Royalty Agreements representing $3.89 of royalties for each DataHand(R) device sold agreed to exchange each $.01 of royalty for 1,500 shares of our common stock.

     After the Options A, B and C conversions, there remains a fixed royalty obligation of $0.25 per unit and a percentage-of-sales royalty, based on the average sales price of a DataHand(R) Professional II as of June 30, 2001, of approximately $1.00.

CAPITAL STOCK

     We have total authorized capital of 35,000,000 shares consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 share of preferred stock, $.001 par value per share.

Options

Option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                   9/30/01     9/30/00     9/30/99      9/30/98
                                   -------     -------     -------     --------
Beginning Balance                  689,758     592,303     539,803      964,461
Employee/director granted                       97,455      47,500      354,878
Non-employee granted                                         5,000       32,167
Employee expired                                                       (811,703)

Ending Balance                     689,758     689,758     592,303      539,803

Expiration Date of the
Options Granted                                 8/1/05      7/1/04       2/1/03

Option Price                                      1.00        1.00         1.00

Weighted average fair value
Of Options Granted                                 .32         .27          .65

     We account for our employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123, our loss would have been the following.

Amount reported            (523,003)     (464,234)     (918,233)     (2,137,329)
Proforma                   (577,939)     (519,170)     (966,932)     (2,183,463)

     A copy of our stock option is attached as an exhibit to our Form 10-SB filed on October 9, 2001 with the SEC. It is available on-line on EDGAR at the SEC's web site.

Warrants

     We have outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. Certain outstanding warrants have expiration dates through July 10, 2004 and certain warrants expire at the date of an initial public offering. Below lists the warrants outstanding at the end of each period.

                              9/30/01       9/30/00       9/30/99       9/30/98
                              -------       -------       -------       -------
Beginning Balance            2,608,696     2,455,413     1,181,311     1,146,100

Warrants Issued                706,566       153,283     1,274,102       101,701

Warrants Expired               506,283             0             0        66,500
                             ---------     ---------     ---------     ---------

Ending Balance               2,808,979     2,608,696     2,455,413     1,181,311
                             ---------     ---------     ---------     ---------

     As of September 30, 2001, we had 39 holders of warrants for 2,808,979 shares of common stock.

     We currently are seeking additional sources of financing, which may include one or more private placements of debt or equity securities. We can provide no assurance that any additional financing will be available on terms that are acceptable to us, if at all. Our inability to obtain such financing could result in our inability to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, we also may be unable to expand our business or to develop new customers at the rate desired, and the lack of capital could have a material adverse effect on our business.

     A copy of our warrant is attached is attached to our Form 10-SB filed on October 9, 2001 with the SEC. It is available on-line on EDGAR at the SEC's web site.

ECONOMIC CHANGES DUE TO INCREASED SECURITY MEASURERS

     Since the terrorist attack of September 11, 2001, we have reviewed our company for any impact that this might bring on our business. Until the U.S. Government fully outlines its plans for a response, and that response impact is integrated into the U.S. economy, we cannot make a judgment on its impact on our business.

     We do, however, feel that freight cost will increase.

ITEM 3. DESCRIPTION OF PROPERTY.

     Our executive offices and production facility are located at 3032 North 33rd Avenue, Phoenix, Arizona 85017-5247, occupying 7,920 square feet of space leased on a month to month basis. This facility is leased to Dale Retter, one of our founders and a principal stockholder. Since 1998, we have been paying the lease payments under a verbal agreement with Mr. Retter. The lease provides for a monthly rental payment of $4,740. We believe our present facility is in good operating condition and is adequate for our present and future requirements.

ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2001 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
                                                         (1)               (2)
                                                         ---               ---
NAME AND ADDRESS OF BENEFICIAL OWNER                    NUMBER           PERCENT
------------------------------------                    ------           -------
DIRECTORS AND EXECUTIVE OFFICERS
James A. Cole                                            795,643           5.04%
Marvin Altman                                            128,784           0.82%
Scott R. Scartozzi                                       152,188           0.96%
Dennis J. Monroe                                         139,208           0.88%
Dale J. Retter                                         1,241,243           7.86%
Robert Caplan
Dan Kass
All directors and officers as a group (7 persons)      1,468,968           9.31%

NON-MANAGEMENT 5% STOCKHOLDER (5)

Saul D. Kass, Saul D. Kass Revocable Trust             1,895,000          12.00%
R.L. & S.L. Middleton Trust(3)                         1,354,667           8.58%
Lyle D. Middleton(4)                                   1,475,066           9.34%
Charles Oswald(5)                                      2,527,500          16.01%
Rotherwood Corporation(6)                                910,000           5.76%

----------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 3032 North 33rd Avenue, Phoenix, Arizona 85017-5247.

(2) The number and percentage shown include 37,500 shares of common stock issued to Mr. Cole. See Part I, Item 6, "Executive Compensation - Employment Agreements" and Part I, Item 7, "Certain Relationships and Related Transactions." In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by Mr. Cole and by all directors and officers as a group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.

(3) R.L. & S.L. Middleton Trust holds warrants expiring on August 12, 2002 to purchase 100,000 shares of common stock. Robert L. Middleton holds warrants expiring September 30, 2002 to purchase 343,383 shares of common stock.

(4) Lyle D. Middleton holds warrants expiring in January of 2003 to purchase 513,283 shares of common stock.

(5) Charles Oswald holds warrants expiring on June 30, 2002 to purchase 350,000 shares of common stock.

(6) Rotherwood Corporation holds warrants expiring on June 30, 2002 to purchase 500,000 shares of common stock.

ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

NAME                   AGE     POSITION
----                   ---     --------
James A. Cole          55      Chief Executive Officer and Chairman of the Board
Marvin Altman          75      Member of the Board
Scott R. Scartozzi     40      President
Dennis J. Monroe       61      Vice President of Operations
Dale Retter            52      Director of Research and Development and Member
                                 of the Board
Robert Caplan          56      Vice President of Sales
Dan Kass               51      Vice President of Sales-Midwest Division

James A. Cole, BS, MBA, is our Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Cole is President of Applebee's of Texas and Financial Consultant to Applebee's International, Inc., is Chairman of the Board and Chief Executive Officer of CoilWells, Inc., an environmentally friendly coal mining company, was President of Tri-Steel Structures, a manufacturer of steel frames for residential buildings, was Chief Financial Officer of Stevens Graphics Corporation and Didde Graphic Systems Corporation, manufacturers of printing presses and was Manager of Planning and Analysis for Rockwell International. Mr. Cole has an undergraduate degree in Accounting and Finance and graduate degrees in Business Administration (Marketing) and International Finance. Mr. Cole has taken three companies through the initial public offering process.

Marvin Altman, one of our directors, is a retired insurance executive from Alexander & Alexander. Mr. Altman, an attorney by formal education, entered the insurance business in 1949 and was president of Altman Bros. Insurance Agency in Kansas City, Missouri until its merger with R.B. Jones in 1971. R.B. Jones in turn merged into Alexander & Alexander in 1979. Mr. Altman served as a vice president of Alexander & Alexander until his promotion to Senior Vice President in 1989. He retired in 1997.

Scott R. Scartozzi, BA, is our President. Mr. Scartozzi has over 16 years of experience of senior management in the computer and information technology industry. Mr. Scartozzi has served as president of RNI Resource Network, Inc., President of Resource Network Services, Inc., operations manager of Computer Town, Inc., and vice president of sales and marketing for Broker Publishing. He has an undergraduate degree in Electrical Engineering.

Dennis J. Monroe, BS, MS, is our Vice President of Operations. Mr. Monroe has over 20 years of United States and International business experience with three leading capital goods manufacturers specializing in innovating and utilizing new technologies and organizational development. He has served at the officer level with Ferrofluidics as vice president of operations, Vitronics Corporations as vice president of manufacturing and Harris Graphics Corporation as vice president of manufacturing and operations. He has also served as plant manager for Van Dorn Plastic Machinery. His undergraduate degree is in Industrial Engineering, and his graduate degree is in Industrial Administration, Managing Engineering, Product Development and Operations to provide profitable and commercial products utilizing design and manufacturing processes in many international locations

Dale Retter, BGS, JD, is our Director of Research and Development. Mr. Retter is the founder of our company and the co-inventor of the DataHand Ergonomic Keyboard. Currently, Mr. Retter serves as President of Fabuluss Software, Inc.

Robert Caplan is our Vice President of Sales. Mr. Caplan has more than 30 years of experience as a sales professional in all aspects of sales and marketing, including marketing strategy and implementation of wholesale, retail and distributors, mass merchants, direct and relationship sales. Mr. Caplan was a communications specialist for Eschelon Telecom, Inc., a marketing consultant for Broker Publishing, corporate accounting representative for Computer Town, Inc., western territory manager for Kroy, Inc., and vice president of sales and marketing for Computer Pro, Inc. His undergraduate degree is in Business Administration and his graduate degree is in Communications.

Dan Kass, BS, MBA, is our Vice President of Sales-Midwest Division. Mr. Kass has over 14 years of experience in office supply as a sales representative with Stanley-Sargent Co. and furniture sales as a department manager for Sanger
Harris/Sakowitz and five years experience as a commercial banking officer for United Missouri Bank. Mr. Kass has owned and operated his own company, Conserve America, in the computer supplies industry manufacturing toner cartridges.

ITEM 6. EXECUTIVE COMPENSATION.

     The following table shows for the fiscal year ended September 30, 2001 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Chief Executive Officer and our President. None of our executive officers received aggregate compensation of more than $100,000 for fiscal years 2000 and 1999.

                                          ANNUAL COMPENSATION
                                               SALARY ($)          ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR         BONUS($)        COMPENSATION ($)
---------------------------        ----         --------        ----------------
James A. Cole(1)                   2001          $41,538                 -0-
Scott R. Scartozzi, President(2)   2001          $72,917            $152,188

----------
(1) James A. Cole has served as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. James A. Cole has stock options to purchase 37,500 shares of common stock. Mr. Cole's compensation for the year 2001 has been accrued at $62,462 on our books.
(2) Scott R. Scartozzi has served as our President from December 6, 2000. All of Mr. Scartozzi compensation is paid pursuant to his contract, a copy of which is attached as an exhibit. Currently, Mr. Scartozzi is paid at the rate of $125,000 per year for 2001 in base salary plus a bonus of up to $125,000 per year. For the year ended September 30, 2001, Mr. Scartozzi was compensated with 152,188 shares of common stock in lieu of accumulated and accrued salary and bonus.

     We do not offer medical insurance or other benefits to our employees, including executive officers and directors who also are our employees.

1993 LONG-TERM INCENTIVE PLAN

     The 1993 Long-Term Incentive Plan (Incentive Plan) was adopted by the Board of Directors in July 1994, and approved by the shareholders in November 1994. The Incentive Plan provides for the granting of options to acquire our common stock, the granting of stock appreciation rights, direct granting of our common stock or the granting of other cash awards. Under the Incentive Plan, as of September 30, 1997 and 1996, a total of 700,000 and 350,000 shares of common stock are reserved for awards of incentive stock options, performance shares or restricted stock to officers or other key employees of our. Non-officers' options generally expire within 90 days after the participant's termination of employment. Officers' options generally do not expire upon termination.

     The expiration date and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to five years and become exercisable in whole or in one or more installments at such time as may be determined by the Board of Directors upon grant of the options. The exercise price of options will be determined by the Board of Directors, but may not be less than 100% (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of our stock) of the fair market value of the common stock at the date of the grant.

1993 DIRECTOR STOCK PLAN

     The 1993 Director Stock Plan (Director Plan) was adopted by the Board of Directors in July 1994 and approved by the shareholders in November 1994. The Director Plan authorizes awards of stock options to non-employee Directors. A total of 300,000 shares of common stock have been reserved and are available for grant under the Director Plan.

     The exercise price per share of stock for any option granted under the Director Plan shall be equal to the fair market value of such share on the date of grant. The grant date, as defined, shall be October 1 of year for options to purchase 7,500 shares of common stock to each non-employee director and 15,000 shares to the Chairman of the Board. The options become exercisable after six months and must be exercised within five years of the date of grant. Any options granted under the Director Plan, which terminates, expires or lapses for any reason will again be available for grant.

DIRECTORS' COMPENSATION

     We currently do not compensate our employee directors for their services to us other than by awards of stock options. The directors as a group hold 277,197 stock options as of September 30, 2001. We may reimburse our directors for certain expenses in connection with attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

     We  entered  into a  consulting  agreement  with  our  President  Scott  R.
Scartozzi on December 6, 2000. Mr. Scartozzi undertook to create and manage sales and marketing plans to create sales of products and training and to implement those services for us. Mr. Scartozzi's annual salary is $125,000, and he shall receive cash bonuses of not less than $125,000, payable quarterly, to be negotiated each year based upon successful completion of goals as established by the board of directors and Mr. Scartozzi. Mr. Scartozzi was granted 25,000 stock options on the signing of his consulting agreement.

ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We lease our offices on a month to month basis. During the signing of the first lease, an officer and shareholder, Dale Retter, was also included on the lease as well as us, and is therefore a guarantor.

ITEM 8. DESCRIPTION OF SECURITIES.

GENERAL

     Our authorized capital stock currently consists of 35,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of serial preferred stock, par value $.001 per share. As of September 30, 2001, there were 15,786,425 shares of common stock issued and outstanding and no shares of serial preferred stock issued and outstanding, compared to 11,347,618 shares of common stock issued and outstanding on September 30, 2000.

COMMON STOCK

     The holders of common stock are entitled to one vote for each share held by them of record on our books in all matters submitted to be voted on by the stockholders. The holders of common stock are entitled to receive such dividends, if any, as may be declared by the board of directors from time to time out of legally available funds. Upon our liquidation, dissolution, or winding up, the holders of common stock will be entitled to share ratably in all of our assets that are legally available for distribution, after payment of all debts and other liabilities. The holders of common stock have no preemptive, subscription, redemption, sinking fund, or conversion rights.

PREFERRED STOCK

     Our board of directors is authorized, without further stockholder approval, to issue up to an aggregate of 5,000,000 shares of preferred stock in one or more series. The board also is able to fix or alter the designations, preferences, rights, and any qualifications, limitations, or restrictions of the shares of each series of preferred stock, including the following:

     *    dividend rates,
     *    redemption rights and prices,
     *    conversion rights and prices,
     *    voting rights and preferences, and
     *    preferences on liquidation or dissolution of our company.

     There are no shares of preferred stock outstanding. We have no present plans to issue any shares of preferred stock.

OPTIONS

     We had 689,758 options for the purchase our common stock outstanding as of September 30, 2001. Please see the notes to our financial statements for a compete description of our options.

WARRANTS

     We had 2,808,979 warrants outstanding as of September 30, 2001. Of these, 818,394 warrants expire upon an initial public offering of our common stock. Of the remaining 1,948,585 warrants the average expiration date is October 18, 2003. The exercise price ranges from $1.00 to $5.00. Please see the notes to our financial statements for a complete description of our options.

ANTI-TAKEOVER EFFECTS OF OUR ARTICLES OF INCORPORATION AND BYLAWS

     Various provisions in our articles of incorporation and bylaws may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider to be in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Our board is authorized to issue up to 5,000,000 shares of currently un-designated preferred stock, the terms of which may be designated to delay, defer or prevent a change in control. Our directors serve staggered terms, which make it more difficult for insurgents to take control of our board, and cumulative voting is not permitted. Only our board, to the exclusion of shareholders, may call for special meetings of the shareholders. Our shareholders must submit proposal to the board for shareholder consideration only at the annual meeting, when called by the board. Each of these provision could delay, defer or prevent a change in control.

TRANSFER AGENT AND REGISTRAR

     We act as our own transfer agent and registrar for our common stock. We intend to use the services of a professional transfer agent once registration of our stock becomes effective.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     Our common stock is not publicly traded, and there is no market price of our common stock.

     As of September 30, 2001, there were approximately 354 holders of record of our common stock.

     Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. The payment of dividends in the future will depend on our growth, profitability, financial condition, and other factors that our board of directors may deem relevant.

ITEM 2. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Prior to fiscal year ended September 30, 1997, our auditors were Arthur Andersen LLP, and their last audit was of fiscal years ended September 30, 1996 and September 30, 1997. Arthur Anderson's report on our financial statements, which are not included in this Report, for the fiscal years ended September 30, 1996 and September 30, 1997, were prepared assuming we would continue as a going concern and raised substantial doubt about our ability to continue as a going concern. In connection with that audit, and subsequently to November 25, 1997, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Anderson, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     We decided not to have audits performed during fiscal years ended September 30, 1998, 1999 and 2000 so that the funds which would have been spent on audits for those years could be spent on product development and marketing. Thus, we terminated our relationship with Arthur Anderson LLP. We retained Mark Shelley, CPA, of Shelley Intl., CPA, independent certified public accountant in May of 2001 to prepare the audits for those fiscal years, and such audits are included in this Report. Shelley Intl., CPA, report on our financial statements for the fiscal years ended September 30, 2001, 2000, 1999 and 1998, was prepared assuming we would continue as a going concern and raised substantial doubt about our ability to continue as a going concern. In connection with this audit, and subsequently to the present, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Shelley Intl., CPA, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Shelley Intl., CPA, no discussions took place between our company and Shelley Intl., CPA, regarding the application of accounting principles or the type of opinion that might be rendered on our financial statements. We authorized Arthur Anderson LLP to respond fully to inquiries from Shelley Intl., CPA.

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

     During the fiscal year ended September 30, 1999, we sold an aggregate of 1,201,615 shares of common stock for a total purchase price of $162,460. We also issued an aggregate of 230,715 shares to employees and vendors for services rendered valued at a total of $231,315.

     During the fiscal year ended September 30, 2000, we sold an aggregate of 276,000 shares of stock for a total purchase price of $88,999.

     During the fiscal year ended September 30, 2001, we sold for cash 3,639,894 shares of stock for a total purchase price of $745,246. We also issued an aggregate of 798,913 shares of stock for services and debt for a total value of $536,691.

     During the fiscal year ended September 30, 1999, we granted to non employees a total of 5,000 options to purchase our stock. The exercise price is $1.00 per share and the option is good for five years. During the same year, we granted to employees an aggregate of 47,500 options. These options have a period of five years, are for $1.00 per share and were vested immediately.

     During the fiscal year ended September 30, 2000, we granted to employees an aggregate of 97,455 stock options. The exercise price on these options is $1.00 per share and carry a period of five years before expiration.

     During the fiscal year ended September 30, 2001, no additional options were granted.

     During the previous two years and nine months, we have issued warrants to purchase common stock. None of these warrants have been redeemed. Outstanding warrants have expiration dates through July 10, 2004 and certain warrants expire at the date of an initial public offering. 706,566 warrants were issued in the fiscal year ended September 30, 2001, 153,283 warrants were issued in the year ended September 30, 2000 and 1,274,102 warrants were issued in the year ended September 30, 1999.

     All securities during the past three years were pursuant to exemptions from registration provided by Sections 3(b), 4.2 and 4.6 of the Securities Act of 1933, as amended, and the rules and regulations adopted thereunder. During this period of time, sixteen (16) of the purchasers of common stock were new shareholders and seven (7) of the purchasers were old shareholders.

ITEM 5. INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     Our articles of incorporation and bylaws provide that no director or officer of our company shall be personally liable to us or our stockholders for any breach of fiduciary duty by such person as a director or officer, except that a director or officer shall be liable, to the extent provided by applicable law, (a) for any breach of the director's duty of loyalty to us and our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Sections 174 of Title 8 of the Delaware Code or (iv) for any transaction from which the director derived an improper benefit. The foregoing limitations of liability shall be applicable notwithstanding any amendment or repeal of Article VII of our Articles of Incorporation or of Section 102(b)(7) of Title 8 of the Delaware Code, with respect to any and all acts or omissions occurring prior to the effective date of such amendment or repeal. The effect of these provisions in our articles of incorporation and bylaws is to eliminate the rights of our company and our stockholders, either directly or through stockholders' derivative suits brought on behalf of our company, to recover monetary damages from a director or officer for breach of the fiduciary duty of care as a director or officer except in those instances provided above.

     In addition, our Articles of Incorporation require us to indemnify and pay the expenses to any person who incurs liability or expense by reason of such person acting as a director or officer of our company, to the fullest extent allowed by the Delaware Code. This indemnification is mandatory with respect to directors in all circumstances in which indemnification is permitted by our Articles of Incorporation. In addition, we may, in our sole discretion, purchase and maintain insurance on behalf of any person who is or was a director or officer of our company against liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not he would be entitled to indemnification under the provisions of the Articles of Incorporation to the extent permitted by General Corporation Law of the State of Delaware.

                                    PART F/S

     The Financial Statements required by this Part F/S are set forth in pages F-1 through F-17 of this Report. No supplementary financial information is required.

                                    PART III

ITEM 1.  INDEX TO EXHIBITS.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
------                     -----------------------

 2.1 Agreement and Plan of Merger of Industrial Innovations, Inc., an Arizona corporation with and into the Registrant*
 3.1     Articles of Incorporation of the Registrant*
 3.2     Bylaws of the Registrant*
 4.1     Specimen of Common Stock Certificate*
 4.2     Specimen of Certificate for Common Stock Purchase Warrants*
 10.1    Consulting Agreement between the Registrant and Scott R. Scartozzi*
 10.2    1993 Long-Term Incentive Plan*
 10.3    1993 Director Stock Plan*
 10.4    Technology exchange agreement*
 23      Consent of Shelly Intl, CPA
 99.1    List of sales of securities during last three years*
 99.2    Form of reseller's agreement*

----------
*    Previously filed

ITEM 2. DESCRIPTION OF EXHIBITS.

     The information required by this Item is contained in Part III, Item 1, "Index to Exhibits."

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DataHand Systems, Inc.
                                            ------------------------------------
                                            (Registrant)

Date: 1/15/2002                         By: /s/ James A. Cole
      --------------------                  ------------------------------------
                                            (Signature)
                                            Name:  James A. Cole
                                            Title: Chairman

                             DATAHAND SYSTEMS, INC.


                              FINANCIAL STATEMENTS


                               September 30, 2001
                               September 30, 2000

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

COVER SHEET .................................................................F-1

TABLE OF CONTENTS ...........................................................F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ............................F-3

BALANCE SHEET, ASSETS .......................................................F-4

BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY .........................F-5

STATEMENT OF OPERATIONS .....................................................F-6

STATEMENT OF STOCKHOLDERS' EQUITY ...........................................F-7

STATEMENT OF CASH FLOWS .....................................................F-8

NOTES TO FINANCIAL STATEMENTS ............................................F-9-21

                               SHELLEY INTL., CPA
                                443 E. 10TH AVE.
                                 MESA, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Datahand Systems, Inc.

     I have audited the accompanying consolidated balance sheets of Datahand Systems, Inc. as of September 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datahand Systems, Inc. as of September 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses since inception, covering over five years. This factor raises substantial doubt about the Company's ability to continue as a going concern. This factor and others are detailed in Note 7 along with management's plans for the Company. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                               /s/ Shelley Intl., CPA


January 10, 2002

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET

                        AS OF SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                         September 30,     September 30,
                                             2001              2000
                                           --------          --------
CURRENT ASSETS
  Cash                                       56,966
  Trade Receivables                           1,054             1,567
  Other Receivables                         150,000
  Inventory                                  84,316            55,045
                                           --------          --------
  Total Current Assets                      292,336            56,612
                                           --------          --------
EQUIPMENT, net                              103,092            94,267
                                           --------          --------
OTHER ASSETS                                                    2,600
                                           --------          --------
TOTAL ASSETS                                395,428           153,479
                                           ========          ========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET

                        AS OF SEPTEMBER 30, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,    September 30,
                                                       2001             2000
                                                   -----------      -----------
CURRENT LIABILITIES

  Bank Overdraft                                                          8,136
  Payables                                             110,081          122,414
  Accrued Payroll                                                       307,019
  Royalty Payable                                        2,789            2,352
  Warranty Payable                                       4,739            3,960
  Notes Payable                                         60,943          414,341
                                                   -----------      -----------
  Total Current Liabilities                            178,552          858,222
                                                   -----------      -----------
LONG TERM NOTES PAYABLE                                307,019          144,334
                                                   -----------      -----------
  Total Liabilities                                    485,571        1,002,556
                                                   -----------      -----------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.001,
  no shares outstanding

  Common Stock, authorized 30,000,000
  shares of stock, 15,786,425,
  11,347,618 and shares issued and at
  September 30, 2001 and 2000
  par value $0.001 per share                            15,786           11,348

  Additional Paid in Capital                        14,747,442       13,469,943

  Retained Earnings (Loss)                         (14,853,371)     (14,330,368)
                                                   -----------      -----------
  Total Stockholders' Equity                           (90,143)        (849,077)
                                                   -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   395,428          153,479
                                                   ===========      ===========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                      Year Ended     Year Ended     Year Ended
                                     September 30,  September 30,  September 30,
                                          2001           2000           1999
                                      -----------    -----------    -----------
INCOME
  Sales of Product                        162,317        151,466        194,789
  Training Revenue                         10,150          2,500          1,000
                                      -----------    -----------    -----------
  Total Revenue                           172,467        153,966        195,789
                                      -----------    -----------    -----------
COST OF SALES
  Costs of Goods Sold                     112,136        221,646        102,530
  Cost of Training                         10,268         12,037         58,246
                                      -----------    -----------    -----------
  Total Cost of Sales                     122,404        233,683        160,776
                                      -----------    -----------    -----------
  Gross Profit                             50,063        (79,717)        35,013
                                      -----------    -----------    -----------
EXPENSES
  Sales and Marketing                     176,120         37,833        117,606
  General and Administrative              282,844        263,536        622,069
  Research and Development                 10,531         17,520         77,895
  Depreciation Expense                     64,478         52,819        113,689
  Interest Expense                         39,093         12,809         21,987
                                      -----------    -----------    -----------
  Total Expense                           573,066        384,517        953,246
                                      -----------    -----------    -----------
  Loss before Provision for
  Income Taxes                           (523,003)      (464,234)      (918,233)

  Provision for Income Taxes                    0              0              0
                                      -----------    -----------    -----------
NET INCOME (LOSS)                        (523,003)      (464,234)      (918,233)
                                      ===========    ===========    ===========
Basic and Diluted Earnings
  (Loss) per Common Share                   (0.04)         (0.04)         (0.09)
                                      -----------    -----------    -----------
Basic and Diluted Weighted Average
  Number of Common Shares              13,535,120     11,209,996     10,242,374
                                      -----------    -----------    -----------

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

             FOR THE PERIOD SEPTEMBER 30, 1997 TO SEPTEMBER 30, 2001

                                                  Common Stock           Additional
                                          ----------------------------     Paid in                   Accumulated         Total
                                             Shares           Amount       Capital       Warrants      Deficit           Equity
                                          -------------------------------------------------------------------------------------
Balance, 9/30/1997                          8,794,108          8,794     10,885,265       219,904    (10,810,572)       303,391

Sales of Common Stock                         807,783            808      1,771,298                                   1,772,106
Stock Issued for Services                      37,397             37         90,152                                      90,189
Expiration of Warrants                                                      219,904      (219,904)                           --
Stock Options Granted                                                        20,909                                      20,909
Deficit for period                                                                                    (2,137,329)    (2,137,329)
                                          -------------------------------------------------------------------------------------
Balance, September 30, 1998                 9,639,288          9,639     12,987,528            --    (12,947,901)        49,266

Sales of Common Stock                       1,201,615          1,202        161,258                                     162,460
Stock Issued for Services                     230,715            231        231,084                                     231,315
Stock Options Granted                                                         1,350                                       1,350
Deficit for year                                                                                        (918,233)      (918,233)
                                          -------------------------------------------------------------------------------------
Balance, September 30, 1999                11,071,618         11,072     13,381,220                  (13,866,134)      (473,842)
Sales of Common Stock                         276,000            276         88,723                                      88,999
Deficit for year                                                                                        (464,234)      (464,234)
                                          -------------------------------------------------------------------------------------
Balance, September 30, 2000                11,347,618         11,348     13,469,943                  (14,330,368)      (849,077)

Sales of Common Stock                       3,639,894          3,639        741,607                                     745,246
Stock Issued for Services                     278,756            279         17,754                                      18,033
Conversion of Debt, Interest, Royalties       520,157            520        518,138                                     518,658
Deficit for year                                                                                        (523,003)      (523,003)
                                          -------------------------------------------------------------------------------------
Balance, September 30, 2001                15,786,425         15,786     14,747,442            --    (14,853,371)       (90,143)
                                          =====================================================================================

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

               THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                      Year Ended     Year Ended     Year Ended
                                     September 30,  September 30,  September 30,
                                         2001           2000           1999
                                       --------       --------       --------
Cash Flows from
Operating Activities

  Net Loss                             (523,003)      (464,234)      (918,233)

  Accounts Receivable                       513         14,110        (11,160)
  Inventory                             (29,271)        39,367         53,164
  Prepaids
  Deposits                                2,600
  Accounts Payable                      (20,469)       (72,972)        32,263
  Depreciation Expense                   64,478         52,819        113,689
  Stock for services                     18,033                       231,315
  Stock Issued for Accrued Interest      29,707
  Stock Options Granted                                                 1,350
  Accrued Payroll                                      155,748        101,361
  Accrued Warranty and Royalty            1,216         (1,794)         5,012
                                       --------       --------       --------
Net Cash Provided by Operations        (456,196)      (276,956)      (391,239)
                                       --------       --------       --------
Cash Flows Used
in Investing Activities
  Fixed Asset Purchase                   73,303          6,665          3,675
                                       --------       --------       --------
Net Cash Used for Investing              73,303          6,665          3,675
                                       --------       --------       --------
Cash Flows from Financing
  Note Payable                           (8,781)       186,781        233,031
  Stock Purchase Receivable            (150,000)
  Sales of Stock                        745,246         88,999        162,460
                                       --------       --------       --------
Cash Flows from Financing               586,465        275,780        395,491
                                       --------       --------       --------
Net Increase (Decrease) in Cash          56,966         (7,841)           577

Cash, Beginning of Period                    --          7,841          7,264
                                       --------       --------       --------
Cash, End of Period                      56,966             --          7,841
                                       ========       ========       ========

        The accompanying notes are an integral part of these statements

                                      F-8A

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

Schedule of Significant Non-Cash Transactions

Year Ended September 30, 2001

     278,756 shares issued for services rendered valued at $18,033
     518,657 shares issued for conversion of $488,591 of debt and $29,707 of interest expense
     1,500 shares issued for royalty rights, no value assigned
     Conversion of $307,019 of current accrued payroll to long term debt
     706,566 warrants issued for conversions, valued at $0.00

Year Ended September 30, 2000

    153,283 warrants issued, valued at $0.00

Year Ended September 30, 1999

     230,715 shares issued for services rendered,  valued at $231,315
     5,000 stock options granted for non employee services rendered, valued at $1,350
     1,274,102 warrants issued, valued at $0.00

Year Ended September 30. 1998

     37,397 shares issued for services rendered, valued at $90,189
     32,167 stock options granted for non employee services rendered, valued at $20,909
     101,701 warrants issued, valued at $0.00

For a more detailed explanation of stock options and warrants see Note 4

        The accompanying notes are an integral part of these statements

                                      F-8B

                            DATAHAND(R)SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001 and 2000


NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

DataHand(R)Systems, Inc. (the Company) is a Delaware corporation formed in November 1994. The Company's primary business is the sale, marketing, manufacture, licensing and development of innovative, high-value computer data input services. On January 27, 1995, the Company merged with Industrial Innovations, Inc., an Arizona corporation founded in October 1987. Datahand Systems, Inc. was the surviving legal entity. As a result of the merger, each outstanding share of common stock held by the shareholders of Industrial
Innovations, Inc. was exchanged for one share of the common stock of the Company. DataHand(R)is a registered trademark of the Company.

The Company's operations to date have included assembling its management, marketing and sales, and product development personnel, forming strategic relationships with vendors, securing financing and launching the initial commercial production of the DataHand(R) System.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous three years. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Product Development

During fiscal 1993 and 1994, the Company procured the tooling for the manufacture of components for the DataHand(R) DH 200 product. The Company began shipping DataHand(R) DH 200 product during November 1993. As a result of ongoing research and development efforts, the Company developed an upgraded data input device, the Professional II. The Professional II includes various upgrades to the DH 200, including incorporations of the hardware interface switch and the power supply converter into the keyboard. The tooling for the Professional II was acquired during fiscal 1996. Production and shipment of the Professional II commenced during fiscal 1996. The negative gross margins experienced during fiscal 1996 and 1997 are due primarily to relatively low production and sales volumes which were inadequate to fully absorb fixed manufacturing costs. However, management believes these volumes will increase significantly in the future and be sufficient to cover the Company's fixed manufacturing costs and generate gross margins.

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of September 30, 2001 the Company had 42 distributors. The company's new president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

Revenue Recognition

Datahand unit system
The Company generally recognizes revenue upon the shipment of its DataHand system.

Training Program
The training program is only for corporate clients and involves training someone inside the client company to train his or her own people. The training program lasts five days and is scheduled immediately after the purchase of the DataHand system. The training program is billed as a fixed fee. Revenue is recognized when the client is billed which is at the same time as the training takes place.

Product Research and Development

The Company expenses product research and development costs as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $11,686 for year ended September 30, 2001, $10,692 for the year ended September 30, 2000 and $2,500 for the year ended September 30, 1999.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                             9/30/01   9/30/00   9/30/99
                             -------   -------   -------
     Raw materials            51,882    14,654    57,909
     Work-in-Process           7,250    35,117    35,117
     Finished goods           25,183     5,275     3,943
                             -------   -------   -------
                              84,315    55,045    94,412
                             -------   -------   -------

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                             9/01        9/00
                                           --------    --------
     Tooling and jigs                       163,205     391,273
     Machinery and equipment                 31,700      32,250
     Office equipment                        46,997      73,415
     Equipment under capital lease           39,874      39,874
     DataHand(R)  Systems units held for
       rental and promotion                  48,705      76,037
     Tenant improvements and other           17,430      21,181
     Patents                                 89,279      91,629
         Total fixed assets                 437,190     725,659
     Less: Accumulated depreciation
       and Amortization                    (334,098)   (631,392)
                                           --------    --------
                                            103,092      94,267
                                           --------    --------

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents. Amortization expense for the year ended September 30, 2001 was $14,367 for the year ended September 30, 2000 was $4,765, and for the year ended September 30, 1999 was $4,179. Accumulated amortization as of September 30, 2001 was $45,140.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

Options and warrants to purchase common stock shares outstanding as of the end of the statement periods are shown in the table below. These options and warrants were not included in the computation of the diluted net income (loss) per share because of the net loss in each of the periods and because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                                     9/30/01        9/30/00        9/30/99
                                   ----------     ----------     ----------
Weighted average shares            13,535,120     11,209,996     10,242,374

Anti-dilutive Options                 689,758        689,758        592,303
Anti-dilutive Warrants              2,808,979      2,608,696      2,455,413

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these divisions treats the stock issuance for accounting purposes in a specific manner.

Non employees/directors    the security is recorded at its fair value

Employees/directors
     Non-compensatory         No  security  value is  booked  until the stock is
                              actually paid for
     Compensatory             The  Company  may  select   between  two  methods,
                              compensation is calculated and recorded at the securities' fair value, or intrinsic value

The Company has selected to utilize the latter measurement option for employee/ directors stock option plans, (which follows APB 25 guidelines). The note regarding Stockholders' Equity gives more information about the options.

Warranty and Right of Return

Upon the sale of a system, the Company gives a 30 day money back guarantee less a 6% restocking charge. After the 30 days the Company gives an additional eleven months warranty on replacement of parts. This warranty payable is shown as a current liability on the balance sheet.

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                           9/30/01    9/30/00
                                          --------   --------
Demand Notes to:
Officers 0% interest,                       55,746          0
Employees  0% interest                       5,197      3,080
Investors 10% interest payments
paid yearly                                      0    411,261
                                          --------   --------
Total Current Notes                         60,943    414,341
                                          --------   --------
Long Term Notes Payable

Officer Note, 10%  int. paid annually                 109,728
Officer Notes, no interest                 307,019

Line of credit, 14.5 % plus 2%
of principal paid monthly                              34,606
                                          --------   --------
Total Long Term Notes Payable              307,019    144,334
                                          --------   --------

NOTE 3. FIXED ROYALTY OVERRIDE AGREEMENTS:

Beginning in 1987, as a means to raise capital, the Company initiated a program whereby they sold or granted the right to receive future royalties on the sale of certain DataHand(R) family products. During 1995 and 1996 these agreements were modified to the three following plans.

Option A. Holders of Royalty Agreements representing $.30 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement to a percentage of revenue from the sales of DataHand(R) Systems of
 .000333% for direct sales and .0333% for sublicense and royalty revenue.

Option B. Holders of Royalty Agreements representing $1.42 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement for direct sales to the lesser of the existing royalty under the agreement of .00333% for such revenue and for sublicense and royalty revenue to
 .0333% of such revenue.

Option C. Holders of Royalty Agreements representing $3.89 of royalties for each DataHand(R) device sold agreed to exchange each $.01 of royalty for 1,500 shares of the Company's common stock.

After the Options A,B, and C conversions, there remains a fixed royalty obligation of $0.25 per unit and a percentage-of-sales royalty, based upon the average sales price of a Professional II as of September 30th, of approximately $1.00 per unit.

There were 583,000 shares issued for the conversion of fixed royalties held within the Option C Program. The shares were valued at $0.75 per share and were issued prior to September 30, 1997.

NOTE 4. STOCKHOLDERS' EQUITY

Authorized Capital Stock

The Company has total authorized capital of 35,000,000 shares consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 share of preferred stock, $.001 par value per share.

1993 Long-Term Incentive Plan

The 1993 Long-Term Incentive Plan (Incentive Plan) was adopted by the Board of Directors in July 1994, and approved by the shareholders in November 1994. The Incentive Plan provides for the granting of options to acquire common stock of the Company, the granting of stock appreciation rights, direct granting of common stock of the Company or the granting of other cash awards. Under the Incentive Plan, as of September 30, 1997 and 1996, a total of 700,000 and 350,000 shares of common stock are reserved for awards of incentive stock options, performance shares or restricted stock to officers or other key employees of the Company. Non officers' options generally expire within 90 days after the participant's termination of employment. Officers' options generally do not expire upon termination.

The expiration date and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to five years and become exercisable in whole or in one or more installments at such time as may be determined by the Board of Directors upon grant of the options. The exercise price of options will be determined by the Board of Directors, but may not be less than 100% (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the date of the grant.

1993 Director Stock Plan

The 1993 Director Stock Plan (Director Plan) was adopted by the Board of Directors in July 1994 and approved by the shareholders in November 1994. The Director Plan authorizes awards of stock options to non-employee Directors. A total of 300,000 shares of common stock have been reserved and are available for grant under the Director Plan.

The exercise price per share of stock for any option granted under the Director Plan shall be equal to the fair market value of such share on the date of grant. The grant date, as defined, shall be October 1 of year for options to purchase 7,500 shares of common stock to each non-employee director and 15,000 shares to the Chairman of the Board. The options become exercisable after six months and must be exercised within five years of the date of grant. Any options granted under the Director Plan, which terminates, expires or lapses for any reason will again be available for grant.

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                    9/30/01      9/30/00      9/30/99
                                    -------      -------      -------
Beginning Balance                   689,758      592,303      539,803
Employee/director granted                         97,455       47,500
Non-employee granted                                            5,000
Employee expired

Ending Balance                      689,758      689,758      592,303

Expiration Date of the
Options Granted                                   8/1/05       7/1/04

Option Price                                        1.00         1.00

Weighted average fair value
Of Options Granted                                    .32          .27

Schedule of options outstanding and the dates they are exercisable as of September 30, 2001

                                   Exercise    Exercise    Remaining
Period                  Number      Price        Date       months
------                  ------      -----        ----       ------
September 30, 2000       97,455      1.00       8/1/05           46
September 30, 1999       52,500      1.00       7/1/04           33
September 30, 1998      387,045      1.00       2/1/03           16
September 30, 1997       22,500      3.00      10/1/01      one day
September 30, 1997        5,258      3.00      3/12/02            6
September 30, 1997       25,000      3.00      9/30/02           12
September 30, 1997      100,000      1.00      9/30/02           12
                       --------
Total                   689,758
                       --------

Average Price and Remaining Life     1.09                   20 mths

As discussed in Note 1, the Company accounts for its employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123 the Company's loss would have been the following.

                              9/30/01      9/30/00      9/30/99
                              -------      -------      -------
Amount reported              (523,003)    (464,234)    (918,233)
Proforma loss                (577,939)    (519,170)    (966,932)

EPS as reported                  (.04)        (.04)        (.09)
Proforma EPS                     (.04)        (.05)        (.09)

Warrants

The Company had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants. Certain outstanding warrants have expiration dates through July 10, 2004 and 818,394 warrants expire at the date of an initial public offering
(IPO). Excluding the IPO expiring warrants, the average expiration date is October 18, 2003. Below lists the warrants outstanding at the end of each period.

                       9/30/01       9/30/00       9/30/99
                     ----------    ----------    ----------
Beginning Balance     2,608,696     2,455,413     1,181,311
Warrants Issued         706,566       153,283     1,274,102
Warrants Expired        506,283             0             0
                     ----------    ----------    ----------

Ending Balance        2,808,979     2,608,696     2,455,413
                     ----------    ----------    ----------

Stock Based Compensation Paid for Services of Non Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non employees was valued at the value of the services rendered. Below is a schedule which shows the common stock issued and the value of the services rendered for each of the periods.

Period Ended                      Shares Issued              Value
------------                      -------------              -----
September 30, 2001                   278,756                 18,033
September 30, 2000                         0                      0
September 30, 1999                   230,715                231,315

NOTE 5. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,679,224, which is calculated by multiplying a 40% estimated tax rate by the cumulative NOL of $11,698,061. The total valuation allowance is a comparable $4,679,224.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                          2001            2000           1999
                                          ----            ----           ----
     Net change in deferred taxes            0               0              0
     Current taxes payable                   0               0              0
                                            --              --             --
     Provision for Income Taxes              0               0              0
                                            --              --             --

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                     Amount      Expiration
     ----                     ------      ----------
     1989                      87,945        2004
     1990                     101,036        2005
     1991                     300,723        2006
     1992                     229,131        2007
     1993                     641,247        2008
     1994                   1,179,831        2009
     1995                   1,081,466        2010
     1996                   1,940,165        2011
     1997                   2,049,650        2012
     1998                   2,101,421        2013
     1999                     920,253        2014
     2000                     542,190        2015
     2001 estimated           523,003        2016
                          -----------
     Total NOL             11,698,061
                          -----------

NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                     9/30/01   9/30/00   9/30/99
                     -------   -------   -------
Office rent            4,740     4,627     4,455
Storage                  136       136       116
Apartment rent           915       906       878
Office Equipment       1,043     1,036     1,890
                      ------    ------    ------
Total Monthly          6,834     6,705     7,339
                      ------    ------    ------

The monthly operating leases as of 9/30/01 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                               Year 1   Year 2   Year 3   Year 4   Year 5
                               ------   ------   ------   ------   ------
Office Equipment               12,516   12,516   12,516   12,516   12,516
Real Estate                    69,492   69,492   69,492   69,492   69,492
                              -------  -------  -------  -------  -------
Total Yearly Leases            82,008   82,008   82,008   82,008   82,008
                              -------  -------  -------  -------  -------

Other Contingencies

Year 2000 Compliance

We experienced no interruptions of our manufacturing or sales due to the potential computer malfunctions for the year 2000. We do not feel that this will be a factor in the future.

Economic Impact of Increased Security Measures

Since the terrorist attack of September 11, 2001 we have reviewed our Company for any impact that this might have brought our business. Our analysis is that our sales have been reduced because of peoples lack of buying during September and also for the slowdown or actual stoppage of mails for some corporations. According to the FASB guidelines for this economic impact we have not quantified the negative impact. This impact will show up as a slow down of business in our standard statements.

NOTE 7. GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward the explanation of the going concern problems, management's plans to turn the Company around are described.

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $14,853,371. For the last three years revenues have been only $522,222 versus $2,427,692 for costs and expenses.

The Company has survived only by raising funds. The Company must continue to raise funds in the near future to survive. Management has been successful in the past is raising these funds. There is no assurance that management can continue to find investors to cover the losses generated.

Management's Plans

Management has specific plans to improve the performance of the Company. These include the following items.

A new president and vice president of sales were hired who have experience in marketing technology products through resellers and large retailers.

General overhead has been reduced to lower the breakeven amount.

An increased emphasis on marketing has begun with mailings, trade shows and phone solicitation.

Management expects these plans to allow the Company to become profitable in one of the latter quarters of the upcoming fiscal year. No assurance can be made however that these plans will be successful.

NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141 Business Combinations

This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142 Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

NOTE 9. RELATED PARTY

The company rents its offices on a month to month basis. During the signing of the first lease a former officer and shareholder was also included on the lease as well as the Company, and is therefore a guarantor.