Form 10QSB
period 2001-12-31
DATAHAND SYSTEMS INC
filed 2002-02-19
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2001           Commission File Number 0-33235

                                   ----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,786,425

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-QSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSBA, Description of the Business.

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Balance Sheets
          December 31, 2001 (Unaudited and September 30, 2001 (Audited)..    1

          Statements of Operations (Unaudited) for the Three Months
          ended December 31, 2001........................................    2

          Statement of Stockholders' Equity for the period
          September 30, 1997 to December 31, 2001........................    3

          Statements of Cash Flows (Unaudited) for the Three Months
          ended December 31, 2001........................................    4

          Notes to Financial Statements..................................    5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   14

PART II.  OTHER INFORMATION..............................................   17

          Signatures.....................................................   18

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.
                                  BALANCE SHEET
                      as of December and September 30, 2001


                                                   December 31,    September 30,
                                                      2001             2001
                                                   -----------      -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                  29,869           56,966
  Trade Receivables                                      2,604            1,054
  Other Receivables                                    150,000
  Inventory                                            102,337           84,316
                                                   -----------      -----------

  Total Current Assets                                 134,810          292,336
                                                   -----------      -----------

EQUIPMENT, net                                          93,431          103,092
                                                   -----------      -----------

OTHER ASSETS
                                                   -----------      -----------

TOTAL ASSETS                                           228,241          395,428
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payables                                             105,304          110,081
  Accrued Payroll                                        7,383
  Royalty Payable                                        2,870            2,789
  Warranty Payable                                       4,388            4,739
  Notes Payable                                         85,943           60,943
                                                   -----------      -----------

  Total Current Liabilities                            205,888          178,552
                                                   -----------      -----------

LONG TERM NOTES PAYABLE                                336,565          307,019
                                                   -----------      -----------

  Total Liabilities                                    542,453          485,571
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
  5,000,000 shares, par $0.001,
  no shares outstanding
  Common Stock, authorized
  30,000,000 shares of stock,
  15,786,425, 15,786,425 and
  shares issued and at
  December 31, 2001 and September
  30, 2001 par value $0.001 per share                   15,786           15,786

  Additional Paid in Capital                        14,747,442       14,747,442

  Retained Earnings (Loss)                         (15,077,440)     (14,853,371)
                                                   -----------      -----------

  Total Stockholders' Equity                          (314,212)         (90,143)
                                                   -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   228,241          395,428
                                                   ===========      ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                the three months ended December 31, 2001 and 2000

                                                 Three Months      Three Months
                                                     Ended             Ended
                                                  December 31       December 31
                                                     2001              2000
                                                  -----------       -----------
INCOME
  Sales of Product                                     36,095            45,171
  Training Revenue
                                                  -----------       -----------

  Total Revenue                                        36,095            45,171
                                                  -----------       -----------

COST OF SALES
  Costs of Goods Sold                                  55,713            19,727
  Cost of Training                                         66             2,281
                                                  -----------       -----------

  Total Cost of Sales                                  55,779            22,008
                                                  -----------       -----------

  Gross Profit                                        (19,684)           23,163
                                                  -----------       -----------

EXPENSES
  Sales and Marketing                                  68,712            25,016
  General and Administrative                          116,618            67,812
  Research and Development                              9,231             8,166
  Depreciation Expense                                  9,661            15,900
  Interest Expense                                        163               989
                                                  -----------       -----------

  Total Expense                                       204,384           117,883
                                                  -----------       -----------

  Loss before Provision for
  Income Taxes                                       (224,069)          (94,720)

  Provision for Income Taxes                                0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                    (224,069)          (94,720)
                                                  ===========       ===========

Basic and Diluted Earnings
  (Loss) per Common Share                               (0.02)            (0.01)
                                                  -----------       -----------

Basic and Diluted Weighted Average
  Number of Common Shares                          13,535,120        12,292,618
                                                  -----------       -----------

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             for the period September 30, 1997 to December 31, 2001

                                                Common Stock          Additional
                                          -------------------------     Paid in                   Accumulated       Total
                                            Shares        Amount        Capital      Warrants       Deficit        Equity
                                          -----------   -----------   -----------   -----------   -----------    -----------
Balance, 9/30/1997                          8,794,108         8,794    10,885,265       219,904   (10,810,572)       303,391

Sales of Common Stock                         807,783           808     1,771,298                                  1,772,106
Stock Issued for Services                      37,397            37        90,152                                     90,189
Expiration of Warrants                                                    219,904      (219,904)                          --
Stock Options Granted                                                      20,909                                     20,909
Deficit for period                                                                                 (2,137,329)    (2,137,329)
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1998                 9,639,288         9,639    12,987,528            --   (12,947,901)        49,266

Sales of Common Stock                       1,201,615         1,202       161,258                                    162,460
Stock Issued for Services                     230,715           231       231,084                                    231,315
Stock Options Granted                                                       1,350                                      1,350
Deficit for year                                                                                     (918,233)      (918,233)
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1999                11,071,618        11,072    13,381,220                 (13,866,134)      (473,842)

Sales of Common Stock                         276,000           276        88,723                                     88,999
Deficit for year                                                                                     (464,234)      (464,234)
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2000                11,347,618        11,348    13,469,943                 (14,330,368)      (849,077)

Sales of Common Stock                       3,639,894         3,639       741,607                                    745,246
Stock Issued for Services                     278,756           279        17,754                                     18,033
Conversion of Debt, Interest, Royalties       520,157           520       518,138                                    518,658
Deficit for year                                                                                     (523,003)      (523,003)
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2001                15,786,425        15,786    14,747,442            --   (14,853,371)       (90,143)

Deficit for quarter                                                                                  (224,069)      (224,069)
                                          -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001                 15,786,425        15,786    14,747,442            --   (15,077,440)      (314,212)
                                          ===========   ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these statements

                             DATAHAND STSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                the three months ended December 31, 2001 and 2000

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                        2001           2000
                                                     -----------    -----------
Cash Flows from
Operating Activities
  Net Loss                                              (224,069)       (94,720)
  Accounts Receivable                                     (1,550)         2,862
  Inventory                                              (18,021)         6,578
  Prepaids
  Bank Overdraft                                                         (8,136)
  Accounts Payable                                        (4,777)       (36,248)
  Depreciation Expense                                     9,661         15,900
  Stock for services
  Stock Issued for Accrued Interest
  Stock Options Granted
  Accrued Payroll                                          7,383
  Accrued Warranty and Royalty                              (270)         1,400
                                                     -----------    -----------

Net Cash Provided by Operations                         (231,643)      (112,364)
                                                     -----------    -----------
Cash Flows Used
in Investing Activities
  Fixed Asset Purchase
                                                     -----------    -----------

Net Cash Used for Investing                                   --             --
                                                     -----------    -----------

Cash Flows from Financing
  Note Payable                                            54,546        144,433
  Stock Purchase Receivable                              150,000
  Sales of Stock
                                                     -----------    -----------

Cash Flows from Financing                                204,546        144,433
                                                     -----------    -----------

Net Increase (Decrease) in Cash                          (27,097)        32,069

Cash, Beginning of Period                                 56,966             --
                                                     -----------    -----------

Cash, End of Period                                       29,869         32,069
                                                     ===========    ===========

Schedule of Taxes Paid

Three Months Ended December 31, 2001

     None

Three Months Ended December 31, 2000

     None

Schedule of Interst Paid

Three Months Ended December 31, 2001

     None

Three Months Ended December 31, 2000

     $ 1,159

Schedule of Significant Non-Cash Transactions

Three Months Ended December 31, 2001

     22,500 stock options granted for directors services rendered, valued at
     $0.00

Three Months Ended December 31, 2000

     None

For a more detailed explanation of stock options and warrants see Note 4

The accompanying notes are an integral part of these statements

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

DataHand(R)Systems, Inc. (the Company) is a Delaware corporation formed in November 1994. The Company's primary business is the sale, marketing, manufacture, licensing and development of innovative, high-value computer data input services. On January 27, 1995, we merged with Industrial Innovations, Inc., an Arizona corporation founded in October 1987. DataHand Systems, Inc., was the surviving legal entity. As a result of the merger, each outstanding share of common stock held by the shareholders of Industrial Innovations, Inc., was exchanged for one share of our common stock. DataHand(R)is a registered trademark of our.

Our operations to date have included assembling its management, marketing and sales, and product development personnel, forming strategic relationships with vendors, securing financing and launching the initial commercial production of the DataHand(R) System.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we had negative cash flow from operations and incurred a net loss during the previous thirteen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Management feels that the financial statements fairly represents our financial position.

Product Development

During fiscal 1993 and 1994, we procured the tooling for the manufacture of components for the DataHand(R) DH 200 product. We began shipping DataHand(R) DH 200 product during November 1993. As a result of ongoing research and development efforts, we developed an upgraded data input device, the Professional II. The Professional II includes various upgrades to the DH 200, including incorporations of the hardware interface switch and the power supply converter into the keyboard. The tooling for the Professional II was acquired during fiscal 1996. Production and shipment of the Professional II commenced during fiscal 1996. The negative gross margins experienced during fiscal 1996 and 1997 are due primarily to relatively low production and sales volumes which were inadequate to fully absorb fixed manufacturing costs. However, management believes these volumes will increase significantly in the future and be sufficient to cover our fixed manufacturing costs and generate gross margins.

Marketing Strategy

Future operating results will depend on our ability to attract new customers to generate sufficient volume to fund operations. During 1996, our management changed its marketing strategy to focus on sales of large quantities of our products to corporate entities. We no longer direct our marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of September 30, 2001, we had 43 distributors. Our new president has been developing an experienced sales team and establishing relationships with large retailers.

Revenue Recognition

DataHand unit system

We generally recognize revenue upon the shipment of each DataHand system.

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

Product Research and Development

We expense product research and development costs as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $8,054 for the quarter ended December 31, 2001, and $0 for the quarter ended December 31, 2000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                   12/31/01        9/30/01
                                                    -------        -------
     Raw materials                                   78,961         51,882
     Work-in-Process                                  7,250          7,250
     Finished goods                                  16,126         25,183
                                                    -------        -------
                                                    102,337         84,316
                                                    =======        =======

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                                    12/31/01       9/30/01
                                                    --------      --------
     Tooling and jigs                                163,205       163,205
     Machinery and equipment                          31,700        31,700
     Office Equipment                                 46,997        46,997
     Equipment under capital lease                    39,874        39,874
     DataHand(R) Systems units held for
       rental and promotion                           48,705        48,705
     Tenant improvements and other                    17,430        17,430
     Patents                                          89,279        89,279
           Total fixed assets                        437,190       437,190
     Less: Accumulated depreciation
       and Amortization                             (343,759)     (334,098)
                                                    --------      --------
                                                      93,431       103,092
                                                    ========      ========

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, we have no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents. Amortization expense for the quarter ended December 31, 2001 was $3,128 and for the quarter ended December 31, 2000 was $3,372. Accumulated amortization as of December 31, 2001 was $48,268.

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

We have no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

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

                                                 12/31/01          9/30/01
                                                ----------       ----------
     Weighted average shares                    15,786,425       13,535,120
     Anti-dilutive Options                         667,258          689,758
     Anti-dilutive Warrants                      2,808,979        2,808,979

Stock Based Compensation

We account for our stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement, stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these divisions treats the stock issuance for accounting purposes in a specific manner.

For non employees/directors, the security is recorded at its fair value

Employees/directors

     Non-compensatory         No security value is booked until the stock
                              is actually paid for

     Compensatory             The Company may select between two methods,
                              compensation is calculated and recorded at the securities' fair value, or intrinsic value

We have selected to utilize the latter measurement option for employee/directors stock option plans, (which follows APB 25 guidelines). The note regarding Stockholders' Equity gives more information about the options.

Warranty and Right of Return

     Upon the sale of a system, we give a 30 day money back guarantee less a 6% restocking charge. After the 30 days, we give an additional eleven months warranty on replacement of parts. This warranty payable is shown as a current liability on the balance sheet.

Note 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                          12/31/01       9/30/01
                                                          --------       -------
Demand Notes to:
Officers 0% interest,                                       55,746        55,746
Employees  0% interest                                       5,197         5,197
Investors 10% interest payments
paid yearly                                                 25,000             0
                                                           -------       -------

Total Current Notes                                         85,943        60,943
                                                           -------       -------

Long Term Notes Payable

Officer Note, 10%  int. paid annually
Officer Notes, no interest                                 307,019       307,019

Line of credit, 13.75% plus 2%
of principal paid monthly                                   29,546
                                                           -------       -------

Total Long Term Notes Payable                              336,565       307,019
                                                           -------       -------

Note 3. FIXED ROYALTY OVERRIDE AGREEMENTS:

Beginning in 1987, as a means to raise capital, we initiated a program whereby we sold or granted the right to receive future royalties on the sale of certain DataHand(R) family products. During 1995 and 1996, these agreements were modified to the three following plans.

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

Note 4. STOCKHOLDERS' EQUITY

Authorized Capital Stock

We have a total authorized capital of 35,000,000 shares consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 share of preferred stock, $.001 par value per share.

1993 Long-Term Incentive Plan

The 1993 Long-Term Incentive Plan (Incentive Plan) was adopted by the Board of Directors in July 1994, and approved by the shareholders in November 1994. The Incentive Plan provides for the granting of options to acquire our common stock, the granting of stock appreciation rights, direct granting of common stock of the Company or the granting of other cash awards. Under the Incentive Plan, as of September 30, 1997 and 1996, a total of 700,000 and 350,000 shares of common stock are reserved for awards of incentive stock options, performance shares or restricted stock to officers or other key employees of ours. Non officers' options generally expire within 90 days after the participant's termination of employment. Officers' options generally do not expire upon termination.

The expiration date and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to five years and become exercisable in whole or in one or more installments at such time as may be determined by the Board of Directors upon grant of the options. The exercise price of options will be determined by the Board of Directors, but may not be less than 100% (110% if the option is granted to a stockholder who at the date the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock) of the fair market value of the common stock at the date of the grant.

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                                       12/31/01          9/30/01
                                                        -------          -------
Beginning Balance                                       689,758          689,758
Employee/director granted
Non-employee granted
Employee expired                                         22,500

Ending Balance                                          667,258          689,758

Expiration Date of the
Options Granted

Option Price

Weighted average fair value
Of Options Granted

Schedule of options outstanding and the dates they are exercisable as of December 31, 2001

                                               Exercise    Exercise    Remaining
Period                               Number     Price        Date        months
                                     -------    ------      -------      -----
September 30, 2000                    97,455      1.00       8/1/05        43
September 30, 1999                    52,500      1.00       7/1/04        30
September 30, 1998                   387,045      1.00       2/1/03        13
September 30, 1997                     5,258      3.00      3/12/02         3
September 30, 1997                    25,000      3.00      9/30/02         9
September 30, 1997                   100,000      1.00      9/30/02         9
                                     -------
Total                                667,258
                                     -------

Average Price and Remaining Life                  1.09                   18 mths

As discussed in Note 1, we account for our employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123, our loss would have been the following.

                                             9/30/01          12/31/00
                                            --------          --------
Amount reported                             (224,069)          (94,720)
Proforma loss                               (237,803)         (108,454)
EPS as reported                                 (.02)             (.01)
Proforma EPS                                    (.02)             (.01)

Warrants

We had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants. Certain outstanding warrants have expiration dates through July 10, 2004 and 818,394 warrants expire at the date of an initial public offering (IPO). Excluding the IPO expiring warrants, the average expiration date is October 18, 2003. Below lists the warrants outstanding at the end of each period.

                                                   12/31/01             9/30/01
                                                   ---------           ---------
Beginning Balance                                  2,808,979           2,608,696
Warrants Issued                                      706,566
Warrants Expired                                           0             506,283
                                                   ---------           ---------

Ending Balance                                     2,808,979           2,808,979
                                                   ---------           ---------

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

Period Ended                      Shares Issued         Value
------------                      -------------         ------
December 31, 2001                          0                 0
September 30, 2001                   278,756            18,033

Note 5. INCOME TAXES:

We provide for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In our opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,768,852, which is calculated by multiplying a 40% estimated tax rate by the cumulative NOL of $11,922,130. The total valuation allowance is a comparable $4,768,852.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                      12/31/01     9/30/01
                                                      --------     -------
     Net change in deferred taxes                          0            0
     Current taxes payable                                 0            0
                                                        ----         ----
     Provision for Income Taxes                            0            0
                                                        ----         ----

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                                          Amount       Expiration
     ----                                        ----------     ----------
     1989                                            87,945        2004
     1990                                           101,036        2005
     1991                                           300,723        2006
     1992                                           229,131        2007
     1993                                           641,247        2008
     1994                                         1,179,831        2009
     1995                                         1,081,466        2010
     1996                                         1,940,165        2011
     1997                                         2,049,650        2012
     1998                                         2,101,421        2013
     1999                                           920,253        2014
     2000                                           542,190        2015
     2001 estimated                                  523,00        2016
     2001 estimated                                 224,069        2017
                                                 ----------

     Total NOL                                   11,922,130
                                                 ----------

Note 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that we had as of the period end and the monthly charges associated with those leases.

                                        12/31/01         9/30/01
                                        --------         -------
Office rent                               4,740           4,740
Storage                                     136             136
Apartment rent                              915             915
Office Equipment                          1,043           1,043
                                          -----           -----
Total Monthly                             6,834           6,834
                                          -----           -----

The monthly operating leases as of 12/31/01 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for our future growth. The numbers shown below assume that we will remain in our current office space.

                                  Year 1    Year 2    Year 3    Year 4    Year 5
                                  ------    ------    ------    ------    ------
Office Equipment                  12,516    12,516    12,516    12,516    12,516
Real Estate                       69,492    69,492    69,492    69,492    69,492
                                  ------    ------    ------    ------    ------

Total Yearly Leases               82,008    82,008    82,008    82,008    82,008
                                  ------    ------    ------    ------    ------

Other Contingencies

Year 2000 Compliance

We experienced no interruptions of our manufacturing or sales due to the potential computer malfunctions for the year 2000. We do not feel that this will be a factor in the future.

Economic Impact of Increased Security Measures

Since the terrorist attack of September 11, 2001 we have reviewed our operations for any impact that this might have brought our business. Our analysis is that our sales have been reduced because of peoples lack of buying during September and also for the slowdown or actual stoppage of mails for some corporations. According to the FASB guidelines for this economic impact we have not quantified the negative impact. This impact will show up as a slow down of business in our standard statements.

Note 7: GOING CONCERN

Listed below are some of the challenges which we are facing, and why these raise a question as to our ability to continue as a going concern. After the explanation of the going concern problems, management's plans to turn us around are described.

Company's Challenges

Since inception in 1994, we have not been able to generate enough sales to cover costs and expenses and have accumulated a deficit of $15,077,440. For the last two years and one quarter, revenues have been only $362,528 versus $1,573,833 for costs and expenses.

We have survived only by raising funds. We must continue to raise funds in the near future to survive. Management has been successful in the past in raising these funds. There is no assurance that management can continue to find investors to cover the losses generated.

Management's Plans

Management has specific plans to improve our performance. These include the following items.

A new president and vice president of sales were hired who have experience in marketing technology products through resellers and large retailers.

General overhead has been reduced to lower the breakeven amount.

An increased emphasis on marketing has begun with mailings, trade shows and phone solicitation.

Management expects these plans to allow us to become profitable in one of the latter quarters of the upcoming fiscal year. No assurance can be made however that these plans will be successful.

Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on us.

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

Note 9. RELATED PARTY

We rent our offices on a month to month basis. During the signing of the first lease, a former officer and shareholder was also included on the lease as well as us, and is therefore a guarantor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     During fiscal 2001 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards and training in their use. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Ninety percent (90%) of our sales during fiscal 2001 occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fees as a deduction from the sales price paid.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING DECEMBER 31, 2001 AND DECEMBER 31, 2000

     REVENUE. Total revenue for the three months ending December 31, 2001 and December 31, 2000 were $36,095 and $45,171, respectively. The three month period ending December 31, 2001 saw sales of keyboards of $36,095 and training revenue of $0, and the three month period ending December 31, 2000 saw sales of keyboards of $45,171 and training revenue of $0. The change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. The level of sales were negatively impacted by the downturn in the economy and the September 11 attack on America.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the three months ending December 31, 2001 and December 31, 2000 were $55,779 and $22,008, respectively. The three month period ending December 31, 2001 saw cost of keyboards sold of $55,713 and cost of training of $66, and the three month period ending December 31, 2000 saw cost of keyboards sold of $19,727 and cost of training of $2,281. Cost of goods sold for the three months ending December 31, 2001 and December 31, 2000 were $55,779 or approximately 155% of total revenue, and $22,008 or approximately 49% of total revenue, respectively. The increase in cost of goods sold of $33,771 or approximately 94% of total revenue for the three months ending December 31, 2001 is primarily attributable to increased supervisory expenses.

     Gross profit for the fiscal year ended December 31, 2001 was ($19,684) or approximately (155%) of total revenue and gross profit for the fiscal year ended December 31, 2000 was $23,163 or approximately 51% of total revenue. The (155%) in gross profit in the first three months of fiscal year 2001 as compared to the same first three months for fiscal year 2000 is primarily attributable to increases in supervisory expenses during the three month period ending December 31, 2001.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ending December 31, 2001 and December 31, 2000 were $68,712 and $25,016, respectively. The approximate 175% increase in sales and marketing expense in the first three months of fiscal 2001 over the corresponding three month period in fiscal 2000 is representative of us shifting from a development mode to a sale mode.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ending December 31, 2001 and December 31, 2000 were $116,618 and $67,812, respectively. The increase of $48,806 or approximately 72% in the first three months of fiscal year 2001 as compared to the same three month period in fiscal 2000 is primarily attributable to an increase in administrative personnel.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the three months ended December 31, 2001 and December 31, 2000 were $9,231 and $8,166, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended December 31, 2001 and December 31, 2000 were $9,661 and $15,900, respectively. Although this three month period of time has generated lower depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the three months ended December 31, 2001 and December 31, 2000 were $163 and $989, respectively. Financing expense incurred during the first three months of fiscal 2001 was a decrease of $826 in interest expense over the same period in fiscal year 2000.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the three months ended December 31, 2001 and December 31, 2000 were $224,069 and $94,720, respectively. The increase of $129,349 or approximately 137% in the first three months of fiscal 2001 as compared to the same three month period in fiscal 2000 is primarily the result of the decrease in revenue and the increase in sales and marketing expenses during the periods.

     PROVISION FOR INCOME TAXES. As of December 31, 2001, we had a net operating loss carryforward balance of approximately $11,922,130 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At December 31, 2001, we had a negative working capital of $71,078. At September 30, 2001, we had a positive working capital of $113,784. Current assets decreased to $134,810 at the end of the first three months of fiscal year 2001 on December 31, 2001 from $292,336 at September 30, 2001. The changes were due primarily to changes in cash, inventory and non-trade receivables.

     Our operating activities used net cash during the three months ended December 31, 2001 of $231,643, as compared to net cash used of $112,364 during the three months ended December 31, 2000. The major elements contributing to net operating cash flow was cash paid for cost of goods sold, general and administrative and marketing expense.

     Our capital lease obligations ended in fiscal year 2000.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our products. As we are now entering into the marketing phase of our existence, we have determined that 64 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 64 keyboards sold per month goal as early as the spring of this year. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DataHand Systems, Inc.
                                        ----------------------------------------
                                                      (Registrant)


Date:  2/18/2002                        By: /s/ James A. Cole
      -----------                           ------------------------------------
                                                       (Signature)
                                        Name:  James A. Cole
                                        Title: Chairman