Form 10KSB/A
period 2001-09-30
DATAHAND SYSTEMS INC
filed 2002-04-23
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of April 10, 2002, 15,786,425 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 6,155,224. There is no public market for the common stock of Registrant, and there is therefor no aggregate market value of the voting and non-voting common equity held by non-affiliates.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,786,425

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSB/A, Description of the Business, Risk Factors, suggests that the amendment to the Form 10SB be reviewed.

Transitional Small Business Disclosure Format (Check One):  Yes [X]; No [ ]

                            DATAHAND(R) SYSTEMS, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1. DESCRIPTION OF BUSINESS...........................................1
     ITEM 2. DESCRIPTION OF PROPERTY..........................................18
     ITEM 3. LEGAL PROCEEDINGS................................................18
     ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...............18

PART II

     ITEM 5. MARKET  FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........19
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ............................20
     ITEM 7. FINANCIAL STATEMENTS............................................F-1
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................28

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ............28
     ITEM 10. EXECUTIVE COMPENSATION .........................................30
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..31
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................32
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................32

SIGNATURES....................................................................33


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB/A THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2002 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN PART I, ITEM 1, "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

     Our principal business is the design, sale and distribution of the DataHand(R) minimum motion keyboard which either reduces and/or eliminates ergonomic trauma and/or injuries related to data entry operations (e.g., carpal tunnel syndrome, etc.). The DataHand(R) Ergonomic Keyboard System is a programmable ergonomic keyboard with an onboard mouse.

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

     We began Beta testing our current product, the DataHand Professional II(R), in 1995 and completed commercialization of the design in 1997. With volume production, engineering and tooling investments, we will be able to reduce the present product manufactured cost significantly. We are developing the ErgoHand(R) which we believe will serve a larger consumer market and provide a significant increase in sales because of its lower purchase price.

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

1990      1st of 12 US and international patents issued.
1992 Keyboard prototype development completed and first prototype units were tested;
1993      Began low volume pilot production of original keyboard model;
1994 Product testing and test marketing; sold approximately 475 keyboards at $2,000 each;
1995      Company founded;
1996 Introduced two new keyboard models, the Professional II and the DataProof (10-Key), and commenced corporate data entry systems sales;
1997 Signed a high volume manufacturing agreement with Key Tronic Corporation, a leading U.S. based keyboard manufacturer;
1998 Latest of 12 US and international patents; technology agreement executed with leading switch design and manufacturing company; new management team on board; keyboard production commenced; rigorously tested and qualified the product;
1999      Reduced cost of product,  commenced single unit ergonomic based sales,
to        increased   corporate   data  entry   system   client   implementation
Present agreements; introduced Personal Edition model; developed an ergonomic value-added reseller program; began expansion of our web site.

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

THE CAUSE OF KEYBOARD RELATED INJURIES

     The increasing use of computers at work and home has resulted in a growth of keyboard related Repetitive Stress Injuries and Cumulative Trauma Disorders. According to ergonomists and physical therapists, injuries are caused by the following debilitating characteristics of traditional keyboards:

1.   Repetition  -  traditional   keyboards  require  downward  motion  for  all
     keystrokes;
2. Workload - at the end of a typical workday on a traditional keyboard, users fingers have traveled an average of 16 miles and lifted the equivalent of
     1.25 tons (Source: Professor R. M. Fernandez, Professor, Stanford University Report dated January 20, 1997 FSM PILOT AT RIO SALADO);
3. Carpal Tunnel Involvement - traditional keyboards require the involvement of the carpal tunnel for all keystrokes performed;
4. Hand Tension - traditional keyboards require the user to maintain hand position in a flattened plane hovering above the keyboard;
5. Wrist Bend - the necessary wrist bend associated with traditional keyboard use further crimps the carpal tunnel, increasing tension and tendon friction;
6. Upper Body Support - support above a traditional keyboard requires chronic upper body musculoskeletal involvement, spinal compression and muscle tension;
7. Hand Pronation - wrist pronation for traditional keyboarding is awkward and fatiguing;
8. Wrist Motion - as much as 40 degrees of wrist motion is required with traditional keyboard use; and
9. External Mouse - most standard keyboards require the user to repetitively reach for an external mouse.

THE SOLUTION TO KEYBOARD RELATED INJURIES

     The patented DataHand(R) Ergonomic Keyboard is designed to provide a comfortable and healthful keyboard that addresses each of the traditional keyboards' limitations. No other keyboard available offers the following characteristics:

1. Repetition - DataHand(R) keyboards divide each finger's workload among five unique keys, with unique directions;
2. Workload - DataHand(R) keyboards reduce both the force required to activate keys and total finger travel resulting in a 96% reduction in Repetitive Stress Injury exposure;
3. Carpal Tunnel Involvement - only 60% of the DataHand(R) keyboard keys require tendons that travel through the carpal tunnel ;
4. Hand Tension - DataHand(R) keyboards allow the hands to work in a relaxed, natural position;

5. Wrist Bend - unwanted and problematic wrist bends are eliminated 100% with a DataHand(R) keyboard;
6.   Upper Body Support - DataHand(R) keyboards fully support the hands;
7. Hand Pronation - hand pronation can be completely eliminated with a DataHand(R) keyboard;
8. Wrist Motion - 100% elimination of wrist motion with a DataHand(R) keyboard;
9. External Mouse - an intrinsic mouse eliminates repetitively reaching an external mouse.

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

     In  addition,  the  Federal  Government's  agencies  have been  required by
Section 508 Federal Acquisition Regulations to make the Internet accessible to the disabled. Further, Section 508 mandates that alternative technology be provided for the disabled as well. Add to this government program, President Bush's New Freedom Initiative that was announced in March 2001. This program if adopted by Congress will provide nearly $1 Billion over a five year period to provide jobs for the disabled and assistive technology to allow the disabled to work. We intend to work with President Bush's committee (LASER) to promote this program. Finally, every state also has an assistive technology program where equipment is being provided to the disabled. In April of 2002, President Bush announced his new ergonomic program.

     We believe this bodes well for us as the DataHand(R) Ergonomic Keyboard is positioned to address these needs, as well as the new ergonomic rules when they are implemented.

MARKETS

THE DATAHAND(R) ERGONOMIC KEYBOARD MARKET

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

THE RETAIL KEYBOARD MARKET

     Companies such as Dell, HP and Gateway are starting to market products in the ergonomic and assistive technology markets. The DataHand(R) Ergonomic Keyboard has been approved by them as one of their products for these markets. While we are not in contract with these marketing companies, we anticipate that contracts with them for the sales of our products will be in place by the end of the third quarter of 2002. Dell, HP and Gateway are currently selling over 100 million computer keyboards per year. Our marketing focus is to supply our keyboards to their very large retail base.

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

     We have entered into an agreement with DuraSwitch, Inc., of Tempe, Arizona, to develop a low-cost DataHand(R) Ergonomic Keyboard named the ErgoHand (R). DuraSwitch is in the business of developing and licensing high quality switches. Currently its switches are licensed to companies such as Maytag (for washing machines, etc.) and Delphi (for automobiles). DuraSwitch's co-founder Tony VanZeeland is its chief engineer, holding over twenty patents for switches. Mr. VanZeeland was formerly our vice-president of engineering, and in that capacity, helped develop the current model of the DataHand(R) Ergonomic Keyboard - the Professional II. We and DuraSwitch are developing the ErgoHand(R) on a "handshake" agreement at this time. However, we have entered into a formal technology exchange agreement, a copy of which is attached as an exhibit.

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

SALES, MARKETING AND DISTRIBUTION PROGRAMS:

          * DISTRIBUTORS - enroll major distributors serving the targeted markets: Ingram Micro, Synnex and Tech Data - total sales 2000 about $60B (Source: Annual Reports for Ingram Micro, Synnex and Tech Data). We currently have 52 distributors in the United States and world wide.
          * RESELLERS - sign on (5) major resellers focusing on the targeted markets.
          * CATALOG SALES - place advertisements in (3) major print and (3) major electronic magazines. Catalog sales have only marginally begun. One reseller from New York currently lists the DataHand(R) Ergonomic Keyboard in its catalog. We plan to list our products in catalogs on a more extensive basis beginning in the second quarter of 2002.
          * WEB SITE - use latest electronic sales and web site design technology to generate increasing web site visits and sales. Considerable time and expense has also been expended in the development of our web site, www.datahand.com, and this has resulted in a steady flow of orders (twenty to thirty units per month).

     Our marketing plan requires the markets and distribution channels of distributors and resellers. These companies play a major roll to increase sales significantly in the first six months following our obtaining of additional financing. There are approximately 70 thousand resellers purchasing from the top four distributors, approximately 5000 electronic reseller and in excess of 100 catalog companies (Source: Catalog of Resellers - Public Library). With our planned marketing campaign to these resellers, we will see a major influx of orders. As a supplier, we will be required to ship within 2 1/2 weeks to distributors and resellers. Further, the in-house sales staff will concentrate on call centers, brokerage firms, financial institutions and corporations with 50 employees or more and require a ship time frame of 0-30 days. To date, all distributor and reseller agreements have been a standard agreement to sell our products. No material contracts currently exist. We have arrangements with 38 distributors/resellers in the United States and 14 distributors/resellers internationally.

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

INTERNET ADVERTISING

     We desire to enter into advertising agreements with internet providers such as AOL and Lycos pursuant to which these companies will display Internet banner advertisements for DataHand(R) Ergonomic Keyboard. America on Line (AOL) is currently scheduled to begin offering our DataHand(R) Ergonomic Keyboard on its web site beginning in mid-January 2002 There currently does not exist a written advertising agreement with either AOL or Lycos, although negotiations with both companies is on-going. We want these advertisements to appear when users of AOL and Lycos search for certain key words, such as "keyboards." The advertisements will allow users to click on the advertisement to link directly to our Web site. We anticipate that the agreements will require us to pay the portal sites based on the number of impressions we receive. We plan to initiate these advertisements during fiscal 2002. We also intend to continue to seek new opportunities to expand our presence within top-tier portal sites and highly trafficked content sites.

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

     We have identified four sales channels. In the corporate (and government) data entry systems market, there are two sub markets: speed/productivity and RMI prevention or relief for those already injured. In the individual user markets there are also two sub markets: rehabilitation and retail. These markets are very different, and our marketing plan identifies different strategies for each. The following is a description of each market and the strategies for attacking them.

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

THERE ARE BOTH GENERAL AND SPECIFIC RISKS INHERENT IN ANY BUSINESS, INCLUDING OURS. AN EXTENSIVE DISCUSSIONS OF RISKS WE FACE IS CONTAINED IN THE SECTION CAPTIONED "RISK FACTORS" IN AMENDMENT NO. 1 TO OUR FORM 10-SB FILED WITH SECURITIES AND EXCHANGE COMMISSION. SOME SPECIFIC RISKS WE ARE CURRENTLY FACING ARE SET FORTH BELOW, AND EVEN THOUGH WE ARE NOT REQUIRED IN THIS FORM 10-KSB/A, WE WISH TO DESCRIBE SOME OF THEM FOR YOU.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     -------------  -------------  -------------
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                         2001           2000           1999
                                     -------------  -------------  -------------
STATEMENTS OF OPERATIONS:

INCOME
     SALES OF PRODUCT                 $   162,317    $   151,466    $   194,789
     TRAINING REVENUE                      10,150          2,500          1,000
                                      -----------    -----------    -----------

TOTAL REVENUE                             172,467        153,966        195,789

COST OF SALES

     COSTS OF GOOD SOLD                   112,136        221,646        102,530
     COST OF TRAINING                      10,268         12,037         58,246

     TOTAL COST OF SALES                  112,404        233,683        160,776
                                      -----------    -----------    -----------

     GROSS PROFIT                          50,063        (79,717)        35,013

EXPENSES
     SALES AND MARKETING                  176,120         37,833        117,606
     GENERAL AND ADMINISTRATIVE           282,844        263,536        622,069
     RESEARCH AND DEVELOPMENT              10,531         17,520         77,895
     DEPRECIATION EXPENSE                  64,478         52,819        113,689
     INTEREST EXPENSE                      39,093         12,809         21,987

     TOTAL EXPENSE                        573,066        384,517        953,246

     LOSS BEFORE PROVISION FOR
     INCOME TAXES                        (523,003)      (464,234)      (918,233)

     PROVISION FOR INCOME TAXES                 0              0              0
                                      -----------    -----------    -----------

NET INCOME (LOSS)                        (523,003)      (464,234)      (918,233)
                                      ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
     (LOSS) PER COMMON SHARE                (0.04)         (0.04)         (0.09)

BASIC AND DILUTED WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES           13,535,120     11,209,996     10,242,374

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

     Fiscal year 2000 was a rebuilding year for us. In December of 2000 we hired a President with experience in marketing and sales of computer equipment through dealers and distributors. Prior to the hiring, most sales were made as a result of our web site. Upon the hiring of the new President in Fiscal 2001, our web site was completely revised. During these revisions, the site was down at times for periods of up to two weeks at a time. Our web site designer necessitated this because we could not incur the cost of running two sites simultaneously - the old site and the new site. During the times the web site was down, there were, in effect, no sales.

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

     The negative gross profits incurred during fiscal 2000 were the results of the down or limited web site during much of the year. It should be noted that we began fiscal 2000 with limited staff, especially in marketing and sales and that we had no plans for making a profit in fiscal 2000. Our limited production staff is meeting our needs currently, but as sales improve increases in production staff will be addressed and revised as required.

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

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999 were $10,531, $17,520 and $77,895, respectively. The decrease of research and product development expenses is representative of us shifting from a development mode to a sales mode over the three year period. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the ErgoHand(R).

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

     At the end of the fiscal year ended September 30, 1998, we had long term notes payable outstanding of $116,363. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $39,039, bringing the total due on long term notes payable on September 30, 1999 of $155,402. In the fiscal year ended September 30, 2000, we reduced our debt by $11,068, bringing the total due on long term notes payable to $144,334. As of September 30, 2001, we had eliminated our long term debt to anyone outside our company, and, as such, we had no long term note holders at such fiscal year end to third parties.

     The long term debt still on the balance sheet as of September 30, 2001 was for past pay owed to two officers - Dennis Monroe, Vice President of Operations, and James Cole, Chairman and CEO. Both officers agreed to the booking of this back pay as a long term debt, not due until after October 2002.

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

     We believe that our short term liquidity needs can be achieved through our current group of investors. These investors have supported us during the past two years and continue to do so. For example, during the past six months these investors have furnished us with $250,000 in working capital. In the long term, we have a need to raise additional capital to expand our marketing and sales activities and to complete the development, testing and marketing of our newest product, the low-cost DataHand(R) Ergonomic Keyboard named ErgoHand(R).

     We are currently negotiating with Bank of America for a $250,000 line of credit. This line will be guaranteed by two of our shareholders. Our current line of credit is for $30,000 from Textron Financial, with a variable interest rate that is currently 13.75%. The Textron line of credit is guaranteed by James Cole, our Chairman and CEO. In the past, the $30,000 line of credit has been all that was needed as a supplement on which we could operate. This is because of the support from our shareholders. The $250,000 line of credit is being established as a fail safe for us during the period prior to the registration of our stock of the SEC in an initial public offering. All funds are only for the use by us. Both lines of credit are set up whereby payments can be made to reduce the outstanding balances on the lines from time to time with no penalties.

     We have been able to generate sufficient amounts of cash from our investors during the past seven years and we know of no reason why this support should not continue during the next twelve month period. We remain a viable going concern because of this support and plan to increase sales and profits, even though our auditor has issued a going-concern opinion in connection with his audit of us. Please refer back to the paragraphs in Part I above that is captioned UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN, AND OUR INVESTORS MAY LOSE SOME OR ALL OF THEIR INVESTMENT" and WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND OUR FUTURE PROFITABILITY IS UNCERTAIN AND THIS COULD CAUSE OUR CURRENT AND PAST INVESTORS TO LOSE SOME OR ALL OF THEIR INVESTMENT.

     Sales, and resulting profits, should increase because of our new marketing and sales team has recently contracted with 52 distributors, is negotiating with companies such as Gateway, Dell and Compaq and Microsoft to distribute our products, is instituting a program to attend both Workers Compensation and Ergonomic Products conferences and has plans in place to increase sales through our web site.

     The following are the number of units sold for each of the periods from October 1998 through September 2001.

                            Year Ended       Year Ended       Year Ended
                           September 30,    September 30,    September 30,
                               2001             2000             1999
                           -------------    -------------    -------------
     Monthly Range             30-2             20-6             40-4
     Total for Year             171              130              172

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

     Option B. Holders of Royalty Agreements representing $1.42 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement for direct sales to the lesser of the existing royalty under the agreement of .00333% for such revenue and for sublicense and royalty revenue to ..0333% of such revenue.

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

Options

Option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted
                                9/30/01      9/30/00      9/30/99      9/30/98
                                --------     --------     --------     --------
Beginning Balance                689,758      592,303      539,803      964,461
Employee/director granted                      97,455       47,500      354,878
Non-employee granted                                         5,000       32,167
Employee expired                                                       (811,703)

Ending Balance                   689,758      689,758      592,303      539,803

Expiration Date of the
Options Granted                                8/1/05       7/1/04       2/1/03

Option Price                                     1.00         1.00         1.00

Weighted average fair value
Of Options Granted                                .32          .27          .65

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

                              9/30/01       9/30/00       9/30/99       9/30/98
                             ---------     ---------     ---------     ---------
Beginning Balance            2,608,696     2,455,413     1,181,311     1,146,100
Warrants Issued                706,566       153,283     1,274,102       101,701
Warrants Expired               506,283             0             0        66,500
                             ---------     ---------     ---------     ---------

Ending Balance               2,808,979     2,608,696     2,455,413     1,181,311
                             ---------     ---------     ---------     ---------

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

ITEM 7. FINANCIAL STATEMENTS

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

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datahand Systems, Inc. as of September 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for years ended September 30, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

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


                                        Shelley Intl., CPA


November 20, 2001

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                        as of September 30, 2001 and 2000

                                     ASSETS

                                                September 30,      September 30,
                                                    2001               2000
                                                 -----------        -----------
CURRENT ASSETS
  Cash                                                56,966
  Trade Receivables                                    1,054              1,567
  Inventory                                           84,316             55,045
                                                 -----------        -----------

  Total Current Assets                               142,336             56,612
                                                 -----------        -----------

EQUIPMENT, net                                       103,092             94,267
                                                 -----------        -----------

OTHER ASSETS                                                              2,600
                                                 -----------        -----------


TOTAL ASSETS                                         245,428            153,479
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

STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
    5,000,000 shares, par $0.001,
    no shares outstanding
    Common Stock, authorized
    30,000,000 shares of stock,
    15,786,425, 11,347,618 and
    shares issued and at
    September 30, 2001 and 2000
    par value $0.001 per share                        15,786             11,348

  Additional Paid in Capital                      14,747,442         13,469,943

  Stock Subscribed                                                     (150,000)

  Retained Earnings (Loss)                       (14,853,371)       (14,330,368)
                                                 -----------        -----------

  Total Stockholders' Equity                        (240,143)          (849,077)
                                                 -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           245,428            153,479
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

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  for the three years ended September 30, 2001

                                                Common Stock          Additional
                                          -------------------------     Paid in       Stock        Accumulated      Total
                                            Shares        Amount        Capital     Subscribed       Deficit        Equity
                                          -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 1998                 9,639,288         9,639    12,987,528                  (12,947,901)        49,266

Sales of Common Stock                       1,201,615         1,202       161,258                                     162,460
Stock Issued for Services                     230,715           231       231,084                                     231,315
Stock Options Granted                                                       1,350                                       1,350
Deficit for year                                                                                      (918,233)      (918,233)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 1999                11,071,618        11,072    13,381,220                  (13,866,134)      (473,842)

Sales of Common Stock                         276,000           276        88,723                                      88,999
Deficit for year                                                                                      (464,234)      (464,234)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2000                11,347,618        11,348    13,469,943                  (14,330,368)      (849,077)

Sales of Common Stock                       3,639,894         3,639       741,607                                     745,246
Stock Issued for Services                     278,756           279        17,754                                      18,033
Conversion of Debt, Interest, Royalties       520,157           520       518,138                                     518,658
Stock Subscribed                                                                       (150,000)                     (150,000)
Deficit for year                                                                                      (523,003)      (523,003)
                                          -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2001                15,786,425        15,786    14,747,442      (150,000)   (14,853,371)      (240,143)
                                          ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
               the years ended September 30, 2001, 2000, and 1999

                                              Year Ended     Year Ended     Year Ended
                                             September 30,  September 30,  September 30,
                                                 2001           2000           1999
                                             -------------  -------------  -------------
Cash Flows from Operating Activities
  Net Loss                                     (523,003)      (464,234)      (918,233)
  Accounts Receivable                               513         14,110        (11,160)
  Inventory                                     (29,271)        39,367         53,164
  Prepaids
  Deposits                                        2,600
  Accounts Payable                              (20,469)       (72,972)        32,263
  Depreciation Expense                           64,478         52,819        113,689
  Stock for services                             18,033                       231,315
  Stock Issued for Accrued Interest              29,707
  Stock Options Granted                                                         1,350
  Accrued Payroll                                              155,748        101,361
  Accrued Warranty and Royalty                    1,216         (1,794)         5,012
                                               --------       --------       --------

Net Cash Provided by Operations                (456,196)      (276,956)      (391,239)
                                               --------       --------       --------

Cash Flows Used in Investing Activities
  Fixed Asset Purchase                           73,303          6,665          3,675
                                               --------       --------       --------

Net Cash Used for Investing                      73,303          6,665          3,675
                                               --------       --------       --------

Cash Flows from Financing
  Note Payable Issued                            45,825        186,781        233,031
  Payment on Notes Payable                      (54,606)
  Stock Purchase Receivable                    (150,000)
  Sales of Stock                                745,246         88,999        162,460
                                               --------       --------       --------

Cash Flows from Financing                       586,465        275,780        395,491
                                               --------       --------       --------

Net Increase (Decrease) in Cash                  56,966         (7,841)           577

Cash, Beginning of Period                            --          7,841          7,264
                                               --------       --------       --------

Cash, End of Period                              56,966             --          7,841
                                               ========       ========       ========

The accompanying notes are an integral part of these statements

                                      F-8A

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS


Supplemental Disclosures of Cash Flows       9/30/2001    9/30/2000    9/30/1999
  Amount Paid for Income Taxes                       0            0            0
  Amount Paid for Interest                      39,093       12,809       21,987

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

                            DATAHAND(R) SYSTEMS, INC.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:


                                        9/30/01       9/30/00       9/30/99
                                        -------       -------       -------
              Raw materials               51882        14,654        57,909
              Work-in-Process             7,250        35,117        35,117
              Finished goods             25,183         5,275         3,943
                                        -------       -------       -------
                                         84,315        55,045        94,412
                                        -------       -------       -------

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

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents. Amortization expense for the year ended September 30, 2001 was $6,750 for the year ended September 30, 2000 was $4,765, and for the year ended September 30, 1999 was $4,179. Accumulated amortization as of September 30, 2001 was $44,139.

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

Details of Current Accounts Receivable

                                                           9/30/01      9/30/00
                                                          ---------    ---------
Trade Accounts Receivable                                     1,054        1,567
Allowance for doubtful accounts                                   0            0
                                                          ---------    ---------

Net Accounts Receivable                                       1,054        1,567
                                                          ---------    ---------

Most of the sales to date of the Company are through credit card, which means that the Company does not normally have trade accounts receivable.

Warranty and Right of Return

Upon the sale of a system, the Company normally gives a 30 day money back guarantee less a 6% restocking charge. After the 30 days the Company gives an additional eleven months warranty on replacement of parts. This warranty payable calculation is based upon historical data and is shown as a current liability on the balance sheet with an amount of $4,739.

The returns during the year which availed themselves of the 30 trial period return policy was $34,884 for 2001 and $51,807 for 2000. These amounts were netted against the sales for the years. The returns which were experienced during the 30 day trial period after the year end (October 1, 2001 to October 3-0, 2001) were zero. Therefore, no allowance for returns was set up.

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                           9/30/01      9/30/00
                                                          ---------    ---------
Demand Notes to:
Officers 0% interest,                                        55,746            0
Employees 0% interest                                         5,197        3,080
Investors 10% interest payments
paid yearly                                                       0      411,261
                                                          ---------    ---------

Total Current Notes                                          60,943      414,341
                                                          ---------    ---------

Long Term Notes Payable

Officer Note, 10% int. paid annually                                     109,728
Officer Notes, no interest stated,
This was converted from a short term
Demand note on 9/30/01                                      307,019

Line of credit, 14.5 % plus 2%
of principal paid monthly for 2000,
and variable interest plus 2%
principal monthly for 2001, credit line
as of 9/30/2001 was $30,000 with no
balance as of 9/30/01                                                     34,606
                                                          ---------    ---------

Total Long Term Notes Payable                               307,019      144,334
                                                          ---------    ---------

NOTE 3. FIXED ROYALTY OVERRIDE AGREEMENTS:

Beginning in 1987, as a means to raise capital, the Company initiated a program whereby they sold or granted the right to receive future royalties on the sale of certain DataHand(R) family products. During 1995 and 1996 these agreements were modified to the three following plans.

Option A. Holders of Royalty Agreements representing $.30 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement to a percentage of revenue from the sales of DataHand(R) Systems of ..000333% for direct sales and .0333% for sublicense and royalty revenue.

Option B. Holders of Royalty Agreements representing $1.42 of royalties for each DataHand(R) device sold agreed to change each $.01 of the royalty under such agreement for direct sales to the lesser of the existing royalty under the agreement of .00333% for such revenue and for sublicense and royalty revenue to ..0333% of such revenue.

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

As of September 30, 1997 the Company had recorded on its balance sheet deferred revenue of $51,971. this amount was recognized as revenue during the year September 30, 1998 due to changes in projected sales.

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                             9/30/01       9/30/00       9/30/99
                                             -------       -------       -------
Beginning Balance                            689,758       592,303       539,803
Employee/director granted                                   97,455        47,500
Non-employee granted                                                       5,000
Employee expired

Ending Balance                               689,758       689,758       592,303

Expiration Date of the
Options Granted                                             8/1/05        7/1/04

Option Price                                                  1.00          1.00

Fair value
Of Options Granted                                            0.00          0.00

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in 1999 and 2000: average stock price 1999 $0.32, 2000 $0.20, risk-free interest rate of 6%, expected dividend yields of zero, expected lives of five years and expected volatility of zero.

Schedule of options outstanding and the dates they are exercisable as of September 30, 2001

                                              Exercise     Exercise    Remaining
Period                              Number      Price         Date       months
------                              ------      -----         ----       ------
September 30, 2000                  97,455       1.00        8/1/05          46
September 30, 1999                  52,500       1.00        7/1/04          33
September 30, 1998                 387,045       1.00        2/1/03          16
September 30, 1997                  22,500       3.00       10/1/01     one day
September 30, 1997                   5,258       3.00       3/12/02           6
September 30, 1997                  25,000       3.00       9/30/02          12
September 30, 1997                 100,000       1.00       9/30/02          12
                                   -------

Total                              689,758
                                   -------

Average Price and Remaining Life                 1.09                   20 mths

As discussed in Note 1, the Company accounts for its employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under the preferred provisions of SFAC 123 the Company's loss would have been the following.

                                       9/30/01         9/30/00         9/30/99
                                       -------         -------         -------
Amount reported                       (523,003)       (464,234)       (918,233)
Proforma loss                         (523,003)       (464,234)       (918,233)
EPS as reported                           (.04)           (.04)           (.09)
Proforma EPS                              (.04)           (.04)           (.09)

Warrants

The Company had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants. The warrants were issued as part of the sale of common stock. Certain outstanding warrants have expiration dates through July 10, 2004 and 818,394 warrants expire at the date of an initial public offering (IPO). Excluding the IPO expiring warrants, the average expiration date is October 18, 2003. Below lists the warrants outstanding at the end of each period.

                                        9/30/01         9/30/00         9/30/99
                                       ---------       ---------       ---------
Beginning Balance                      2,608,696       2,455,413       1,181,311
Warrants Issued                          706,566         153,283       1,274,102
Warrants Expired                         506,283               0               0
                                       ---------       ---------       ---------

Ending Balance                         2,808,979       2,608,696       2,455,413
                                       ---------       ---------       ---------

Stock Based Compensation Paid for Services of Non Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services. Below is a schedule which shows the number of shares of common stock issued and the fair value of those shares for each of the periods.

Period Ended                                      Shares Issued           Value
------------                                      -------------          -------
September 30, 2001                                   278,756              18,033
September 30, 2000                                         0                   0
September 30, 1999                                   230,715             231,315

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

                                                  2001      2000      1999
                                                 ------    ------    ------
     Net change in deferred taxes                     0         0         0
     Current taxes payable                            0         0         0
                                                 ------    ------    ------
     Provision for Income Taxes                       0         0         0
                                                 ------    ------    ------

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                                        Amount        Expiration
     ----                                      ----------      ----------
     1989                                          87,945         2004
     1990                                         101,036         2005
     1991                                         300,723         2006
     1992                                         229,131         2007
     1993                                         641,247         2008
     1994                                       1,179,831         2009
     1995                                       1,081,466         2010
     1996                                       1,940,165         2011
     1997                                       2,049,650         2012
     1998                                       2,101,421         2013
     1999                                         920,253         2014
     2000                                         542,190         2015
     2001 estimated                               523,003         2016
                                               ----------

     Total NOL                                 11,698,061
                                               ----------

NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                                 9/30/01     9/30/00     9/30/99
                                                 -------     -------     -------
Office rent                                        4,740       4,627       4,455
Storage                                              136         136         116
Apartment rent                                       915         906         878
Office Equipment                                   1,043       1,036       1,890
                                                 -------     -------     -------
Total Monthly                                      6,834       6,705       7,339
                                                 -------     -------     -------

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

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $14,853,371 For the last three years revenues have been only $522,222 versus $2,427,692 for costs and expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

NAME                  AGE      POSITION
----                  ---      --------
James A. Cole          56      Chief Executive Officer and Chairman of the Board
Marvin Altman          75      Member of the Board
Scott R. Scartozzi     40      President
Dennis J. Monroe       61      Vice President of Operations
Dale Retter            53      Director of Research and Development and Member
                                of the Board
Robert Caplan          56      Vice President of Sales
Dan Kass               51      Vice President of Sales-Midwest Division

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table shows for the fiscal year ended September 30, 2001 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Chief Executive Officer and our President. None of our executive officers received aggregate compensation of more than $100,000 for fiscal years 2000 and 1999.

                                               ANNUAL COMPENSATION
                                      ------------------------------------------
                                                 SALARY($)          ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR       BONUS($)        COMPENSATION($)
---------------------------           ----       --------        ---------------
James A. Cole (1)                     2001        $41,538                 -0-
Scott R. Scartozzi, President(2)      2001        $72,917           $152,188

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2001 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
                                                           (1)            (2)
NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER         PERCENT
------------------------------------                    ---------       -------
DIRECTORS AND EXECUTIVE OFFICERS
James A. Cole .......................................     795,643        5.04%
Marvin Altman .......................................     128,784        0.82%
Scott R. Scartozzi ..................................     152,188        0.96%
Dennis J. Monroe ....................................     139,208        0.88%
Dale J. Retter ......................................   1,241,243        7.86%
Robert Caplan
Dan Kass
All directors and officers as a group (7 persons) ...   1,468,968        9.31%

NON-MANAGEMENT 5% STOCKHOLDER (5)

Saul D. Kass, Saul D. Kass Revocable Trust ..........   1,895,000       12.00%
R.L. & S.L. Middleton Trust(3) ......................   1,354,667        8.58%
Lyle D. Middleton(4) ................................   1,475,066        9.34%
Charles Oswald(5) ...................................   2,527,500       16.01%
Rotherwood Corporation(6) ...........................     910,000        5.76%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We lease our offices on a month to month basis. During the signing of the first lease, an officer and shareholder, Dale Retter, was also included on the lease as well as us, and is therefore a guarantor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     None.

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


                                                  DataHand Systems, Inc.
                                        ----------------------------------------
                                                       (Registrant)


Date: 4/22/2002                         By: /s/ James A. Cole
                                            ------------------------------------
                                                        (Signature)
                                            Name: James A. Cole
                                            Title: Chairman