Form 10QSB
period 2002-03-31
DATAHAND SYSTEMS INC
filed 2002-05-21
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002              Commission File Number 0-33235


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

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Balance Sheets
          March 31, 2002 (Unaudited and September 30, 2001 (Audited)....    1

          Statements of Operations (Unaudited)
          for the Six Months ended March 31, 2002.......................    3

          Statement of Stockholders' Equity (Unaudited)
          for the period September 30, 1997 to March 31, 2002...........    4

          Statements of Cash Flows (Unaudited)
          for the Six Months ended March 31, 2002.......................    5

          Notes to Financial Statements.................................    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................   16

PART II.  OTHER INFORMATION.............................................   19

          Signatures....................................................   20


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.
                                  BALANCE SHEET
                   as of March 31, 2002 and September 30, 2001
                                   (unaudited)

                                     ASSETS

                                                     March 31     September 30,
                                                      2002            2001
                                                    ---------       ---------
CURRENT ASSETS
     Cash                                              32,081          56,966
     Trade Receivables                                  2,760           1,054
     Inventory                                        102,430          84,316
                                                    ---------       ---------

     Total Current Assets                             137,271         142,336
                                                    ---------       ---------

EQUIPMENT, net                                         83,379         103,092
                                                    ---------       ---------

OTHER ASSETS                                            5,027
                                                    ---------       ---------

TOTAL ASSETS                                          225,677         245,428
                                                    =========       =========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                                  BALANCE SHEET
                   as of March 31, 2002 and September 30, 2001
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31      September 30,
                                                       2002            2001
                                                    -----------     -----------
CURRENT LIABILITIES
     Payables                                            96,957         110,081
     Accrued Payroll                                      2,326
     Royalty Payable                                      2,935           2,789
     Warranty Payable                                     3,869           4,739
     Notes Payable                                      185,464          60,943
                                                    -----------     -----------

     Total Current Liabilities                          291,551         178,552
                                                    -----------     -----------

LONG TERM NOTES PAYABLE                                 334,848         307,019
                                                    -----------     -----------

     Total Liabilities                                  626,399         485,571
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
     Preferred Stock, authorized
       5,000,000 shares, par $0.001,
       no shares outstanding
       Common Stock, authorized
       30,000,000 shares of stock,
       15,988,898, and 15,786,425
       shares issued and at
       March 31, 2002 and September
       30, 2001 par value $0.001 per share               15,989          15,786

     Additional Paid in Capital                      14,830,462      14,747,442

     Stock Subscribed                                  (150,000)

     Retained Earnings (Loss)                       (15,247,173)    (14,853,371)
                                                    -----------     -----------

     Total Stockholders' Equity                        (400,722)       (240,143)
                                                    -----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  225,677         245,428
                                                    ===========     ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
   for the three months ended March 31, 2002 and 2001 and the six months ended
                             March 31, 2002 and 2001
                                   (unaudited)

                                    Three Months   Three Months    Six Months     Six Months
                                       Ended          Ended          Ended          Ended
                                      March 31       March 31       March 31       March 31
                                        2002           2001           2002           2001
                                     -----------    -----------    -----------    -----------
INCOME
     Sales of Product                     30,466         57,926         66,561        103,097
     Training Revenue                                     9,500                         9,500
                                     -----------    -----------    -----------    -----------

     Total Revenue                        30,466         67,426         66,561        112,597
                                     -----------    -----------    -----------    -----------

COST OF SALES
     Costs of Goods Sold                  50,183         30,133        105,896         48,460
     Cost of Training                         --          1,847             66          4,128
                                     -----------    -----------    -----------    -----------

     Total Cost of Sales                  50,183         31,980        105,962         52,588
                                     -----------    -----------    -----------    -----------

     Gross Profit                        (19,717)        35,446        (39,401)        60,009
                                     -----------    -----------    -----------    -----------

EXPENSES
     Sales and Marketing                  50,152         21,932        118,863         46,948
     General and Administrative           70,791         74,345        187,409        141,830
     Research and Development                 --          2,000          9,231         10,166
     Depreciation Expense                  9,609         19,512         19,270         35,412
     Interest Expense                     21,023          1,635         21,185          2,624
                                     -----------    -----------    -----------    -----------

     Total Expense                       151,574        119,424        355,958        236,979
                                     -----------    -----------    -----------    -----------

     Gain on Patent Sale                   1,557                         1,557
                                     -----------    -----------    -----------    -----------

     Loss before Provision for
     Income Taxes                       (169,734)       (83,978)      (393,802)      (176,970)

     Provision for Income Taxes                0              0              0              0
                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                       (169,734)       (83,978)      (393,802)      (176,970)
                                     ===========    ===========    ===========    ===========

Basic and Diluted Earnings
  (Loss) per Common Share                  (0.01)         (0.01)         (0.03)         (0.01)
                                     -----------    -----------    -----------    -----------

Basic and Diluted Weighted Average
  Number of Common Shares             13,792,356     12,292,618     13,792,356     12,292,618
                                     -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               for the period September 30, 1997 to March 31, 2002
                                   (unaudited)

                                                 Common Stock           Additional
                                          --------------------------      Paid in         Stock       Accumulated      Total
                                            Shares         Amount         Capital      Subscribed       Deficit        Equity
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1999                11,071,618         11,072     13,381,220                   (13,866,134)      (473,842)
Sales of Common Stock                         276,000            276         88,723                                       88,999
Deficit for year                                                                                         (464,234)      (464,234)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2000                11,347,618         11,348     13,469,943                   (14,330,368)      (849,077)
Sales of Common Stock                       3,639,894          3,639        741,607                                      745,246
Stock Issued for Services                     278,756            279         17,754                                       18,033
Conversion of Debt, Interest, Royalties       520,157            520        518,138                                      518,658
Stock Subscribed                                                                          (150,000)                     (150,000)
Deficit for year                                                                                         (523,003)      (523,003)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2001                15,786,425         15,786     14,747,442       (150,000)   (14,853,371)      (240,143)
Sales of Common Stock                          50,000             50         49,950                                       50,000
Stock Issued as Loan Inhancement              150,000            150           (150)                                          --
Conversion of Interest                          2,473              2          2,471                                        2,473
Stock Subscribed                                                                           150,000                       150,000
Original Issue Discount                                                      30,750                                       30,750
Deficit for six months
  ended March 31, 2002                                                                                   (393,802)      (393,802)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2002                    15,988,898         15,988     14,830,463             --    (15,247,173)      (400,722)
                                          ===========    ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                  the six months ended March 31, 2002 and 2001
                                   (unaudited)

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       March 31       March 31
                                                         2002           2001
                                                       ---------      ---------
Cash Flows from Operating Activities
     Net Loss                                           (393,802)      (176,970)
     Accounts Receivable                                  (1,706)        (2,046)
     Inventory                                           (18,114)        12,767
     Prepaids                                             (5,027)            --
     Bank Overdraft                                                      (8,136)
     Accounts Payable                                    (11,764)       (26,557)
     Depreciation Expense                                 18,827         35,412
     Amortization of Original Issue
       Discount                                            5,271
     Stock for services
     Stock Issued for Accrued Interest                    (2,473)
     Stock Options Granted
     Accrued Payroll                                       2,326
     Accrued Warranty and Royalty                           (724)            --
                                                       ---------      ---------

Net Cash Provided by Operations                         (407,187)      (165,530)
                                                       ---------      ---------

Cash Flows Used in Investing Activities
     Fixed Asset Purchase (Sale)                          (2,000)         4,400
                                                       ---------      ---------

Net Cash Used for Investing                               (2,000)         4,400
                                                       ---------      ---------

Cash Flows from Financing
     Note Payable                                        177,829        130,471
     Stock Purchase Receivable                           150,000
     Sales of Stock                                       52,473         44,932
                                                       ---------      ---------

Cash Flows from Financing                                380,302        175,403
                                                       ---------      ---------

Net Increase (Decrease) in Cash                          (24,885)         5,473

Cash, Beginning of Period                                 56,966             --
                                                       ---------      ---------

Cash, End of Period                                       32,081          5,473
                                                       =========      =========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS

SCHEDULE OF TAXES PAID

Six Months Ended March 31, 2002

     None


Six Months Ended March 31, 2001

     None


SCHEDULE OF INTERST PAID

Six Months Ended March 31, 2002

     $ 1,196


Six Months Ended March 31, 2001

     $ 2,624


SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Six Months Ended March 31, 2002

     22,500 stock options granted for directors services rendered, valued at $0.00
     2,473 shares of stock were issued for Accrued Interest of $2,473
     150,000 shares of stock were issued as a loan inhancement,valued at $30,750

Six Months Ended March 31, 2001

    None

For a more detailed explanation of stock options and warrants see Note 4

The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous fourteen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of March 31, 2002 the Company had 58 distributors. The company's new president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

Product Research and Development

The Company expenses product research and development costs as they are incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $8,129 for the six months that ended March 31, 2002, and $1,439 for the six months that ended March 31, 2001.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                 03/31/02      9/30/01
                                                 --------      --------
          Raw materials                            85,096        51,882
          Work-in-Process                           7,250         7,250
          Finished goods                           10,084        25,183
                                                 --------      --------
                                                  102,430        84,315
                                                 ========      ========

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                                 03/31/02      9/30/01
                                                 --------      --------
          Tooling and jigs                        163,205       163,205
          Machinery and equipment                  31,700        31,700
          Office Equipment                         46,997        46,997
          Equipment under capital lease            39,874        39,874
          DataHand(R) Systems units held for
            rental and promotion                   48,705        48,705
          Tenant improvements and other            17,430        17,430
          Patents                                  88,484        89,279
                   Total fixed assets             436,395       437,190
          Less: Accumulated depreciation
            and Amortization                     (353,016)     (334,098)
                                                 --------      --------
                                                   83,379       103,092
                                                 ========      ========

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the six months that ended March 31, 2002 was $6,207 and for the six months that ended March 31, 2001 was $12,163. Accumulated amortization as of March 31, 2002 was $50,995.

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

                                       03/31/02       9/30/01
                                      ----------     ----------
Weighted average shares               15,792,449     13,535,120
Anti-dilutive Options                    618,750        689,758
Anti-dilutive Warrants                 2,751,779      2,808,979

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

     Warranty and Right of Return

     Upon the sale of a system, the Company gives a 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company gives an additional eleven months warranty on replacement of parts. This warranty payable is shown as a current liability on the balance sheet.

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                       03/31/02         9/30/01
                                                       --------         --------
Demand Notes to:
Officers 0% interest,                                    55,746           55,746
Employees  0% interest                                    5,197            5,197
Investors 10% interest payments
paid quarterly                                          150,000                0
Original Issue Discount                                 (25,478)               0
                                                       --------         --------

Total Current Notes                                     185,464           60,943
                                                       --------         --------

Long Term Notes Payable

Officer Note, 10%  int. paid annually
Officer Notes, no interest                              307,019          307,019

Line of credit, 13.75 % plus 2%
of principal paid monthly                                27,829
                                                       --------         --------

Total Long Term Notes Payable                           334,848          307,019
                                                       --------         --------

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

After the Options A, B, and C conversions, there remains a fixed royalty obligation of $0.25 per unit and a percentage-of-sales royalty, based upon the average sales price of a Professional II as of September 30th, of approximately $1.00 per unit.

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

The exercise price per share of stock for any option granted under the Director Plan shall be equal to the fair market value of such share on the date of grant. The grant date, as defined, shall be October 1 of year for options to purchase 7,500 shares of common stock to each non-employee director and 15,000 shares to the Chairman of the Board. The options become exercisable after six months and must be exercised within five years of the date of grant. Any options granted under the Director Plan, which terminates, expires or lapses for any reason would again be available for grant.

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                   03/31/02           9/30/01
                                   --------          --------
Beginning Balance                   689,758           689,758
Employee/director granted            22,500
Non-employee granted
Employee/director expired            27,500
Non-employee expired                 66,008
                                   --------
Ending Balance                      618,750           689,758

Weighted average fair value
Of Options Granted                 $   0.00

Schedule of options outstanding and the dates they are exercisable as of March 31, 2002

                                               Exercise     Expire     Remaining
Period                              Number       Price       Date        months
------                             --------      -----     --------      ------
March 31, 2002                       22,500       1.00     10/01/07        54
September 30, 2000                   97,455       1.00       8/1/05        40
September 30, 1999                   52,500       1.00       7/1/04        27
September 30, 1998                  367,045       1.00       2/1/03        10
September 30, 1997                   79,250       1.00      9/30/02         6
                                   --------

Total                               618,750
                                   --------

Average Price and Remaining Life                  1.00                  27 mths

As discussed in Note 1, the Company accounts for its employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123 the Company's loss would have been the following.

                                   03/31/02      03/31/01
                                   --------      --------
Amount reported                    (393,802)     (176,970)
Proforma loss                      (421,270)     (204,438)
EPS as reported                        (.02)         (.01)
Proforma EPS                           (.03)         (.02)

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

                                   03/31/02       9/30/01
                                   ---------     ---------
Beginning Balance                  2,808,979     2,608,696
Warrants Issued                      706,566
Warrants Expired                      57,200       506,283
                                   ---------     ---------

Ending Balance                     2,751,779     2,808,979
                                   ---------     ---------

Stock Based Compensation Paid for Services of Non Employees

SFAS 123 provides that stock compensation paid to non employees be recorded with a value which is based upon the fair value of the services rendered or the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered. Below is a schedule which shows the common stock issued and the value of the services rendered for each of the periods.

Period Ended                     Shares Issued      Value
------------                     -------------      ------
March 31, 2002                             0             0
September 30, 2001                   278,756        18,033

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,836,746, which is calculated by multiplying a 40% estimated tax rate by the cumulative NOL of $12,091,866. The total valuation allowance is a comparable $4,836,746.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                      12/31/01     9/30/01
                                                      --------     --------
     Net change in deferred taxes                            0            0
     Current taxes payable                                   0            0
                                                      --------     --------
     Provision for Income Taxes                              0            0
                                                      --------     --------

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                                      Amount           Expiration
     ----                                    ----------         ----------
     1989                                        87,945             2009
     1990                                       101,036             2010
     1991                                       300,723             2011
     1992                                       229,131             2012
     1993                                       641,247             2013
     1994                                     1,179,831             2014
     1995                                     1,081,466             2015
     1996                                     1,940,165             2016
     1997                                     2,049,650             2017
     1998                                     2,101,421             2018
     1999                                       920,253             2019
     2000                                       542,190             2020
     2001 estimated                             523,003             2021
     2002 estimated                             393,802             2022
                                             ----------

     Total NOL                               12,091,866
                                             ----------

NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                          03/31/02     9/30/01
                                          --------     --------
Office rent                                  4,740        4,740
Storage                                        136          136
Apartment rent                                 928          915
Office Equipment                             1,095        1,043
                                          --------     --------
Total Monthly                                6,899        6,834
                                          --------     --------

The monthly operating leases as of 03/31/02 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                              Year 1     Year 2     Year 3     Year 4     Year 5
                              ------     ------     ------     ------     ------
Office Equipment              13,140     13,140     13,140     13,140     13,140
Real Estate                   69,648     69,648     69,648     69,648     69,648
                              ------     ------     ------     ------     ------

Total Yearly Leases           82,788     82,788     82,788     82,788     82,788
                              ------     ------     ------     ------     ------

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

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $15,247,173. For the last two years and two quarters revenues have been only $392,994 versus $1,725,407 for costs and expenses.

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

NOTE 9. RELATED PARTY

The company rents its offices on a month-to-month basis. During the signing of the first lease a former officer and shareholder was also included on the lease as well as the Company, and is therefore a guarantor.

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

RESULTS OF  OPERATIONS  FOR THE SIX MONTHS  ENDING  MARCH 31, 2002 AND MARCH 31,
2001

     REVENUE. Total revenue for the three months ending March 31, 2002 and March 31, 2001 were $30,466 and $67,426, respectively. The six month period ending March 31, 2002 saw sales of keyboards of $66,561 and training revenue of $0, and the six month period ending March 31, 2001 saw sales of keyboards of $103,097 and training revenue of $9,500. The change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. The level of sales were negatively impacted by the downturn in the economy and the September 11 attack on America.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the six months ending March 31, 2002 and March 31, 2001 were $105,962 and $52,588, respectively. The six month period ending March 31, 2002 saw cost of keyboards sold of $105,896 and cost of training of $66, and the six month period ending March 31, 2001 saw cost of keyboards sold of $48,460 and cost of training of $4,128. Cost of goods sold for the six months ending March 31, 2002 and March 31, 2001 were $105,962 or approximately 159% of total revenue, and $52,588 or approximately 47% of total revenue, respectively. The increase in cost of goods sold of $53,374 or approximately 80% of total revenue for the six months ending March 31, 2002 is primarily attributable to increased supervisory expenses.

     Gross profit for the six months ended March 31, 2002 was ($39,401) or approximately (59%) of total revenue and gross profit for the six months ended March 31, 2001 was $60,009 or approximately 53% of total revenue. The gross profit in the first six months of our fiscal year ending September 30, 2002 as compared to the same first six months for our fiscal year ended September 30, 2001 is primarily attributable to increases in supervisory expenses during the six month period ending March 31, 2002.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ending March 31, 2002 and March 31, 2001 were $118,863 and $46,948, respectively. The approximate 153% increase in sales and marketing expense in the first six months of our fiscal year ending September 30, 2002 over the corresponding six month period in our fiscal year ended September 30, 2001 is representative of us shifting from a development mode to a sale mode.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ending March 31, 2002 and March 31, 2001 were $187,409 and $141,830, respectively. The increase of $45,579 or approximately 32% in the first six months of our fiscal year ending September 30, 2002 as compared to the same six month period of our year ended September 30, 2001 is primarily attributable to an increase in administrative personnel.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the six months ended March 31, 2002 and March 31, 2001 were $9,231 and $10,166, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended March 31, 2002 and March 31, 2001 were $19,270 and $35,412, respectively. Although this six month period of time has generated lower depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the six months ended March 31, 2002 and March 31, 2001 were $21,185 and $2,624, respectively. Financing expense incurred during the first six months of our fiscal year ending September 30, 2002 was an increase of $18,561 in interest expense over the same period for our fiscal year, which ended on September 30, 2001.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the six months ended March 31, 2002 and March 31, 2001 were $393,802 and $176,970, respectively. The increase of $216,832 or approximately 123% in the first six months of our fiscal year ending September 30, 2002 as compared to the same six month period of our fiscal year ended September 30, 2001 is primarily the result of the decrease in revenue and the increase in sales and marketing expenses during the periods.

     PROVISION FOR INCOME TAXES. As of March 31, 2002, we had a net operating loss carryforward balance of approximately $12,091,866 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At March 31, 2002, we had a negative working capital of $154,280. At September 30, 2001, we had a negative working capital of $36,216. Current assets decreased to $137,271 at the end of the first six months on March 31, 2002 of our fiscal year ending September 30, 2002 from $142,336 at September 30, 2001. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the six months ended March 31, 2002 of $24,885, as compared to net cash gain of $5,473 during the six months ended March 31, 2001. The major elements contributing to net operating cash flow was cash paid for cost of goods sold, general and administrative and marketing expense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DataHand Systems, Inc.
                                        ----------------------------------------
                                                     (Registrant)


Date: 5/20/2002                         By: /s/ James A. Cole
                                            ------------------------------------
                                                      (Signature)
                                            Name: James A. Cole
                                            Title: Chairman