Form 10KSB/A
period 2001-09-30
DATAHAND SYSTEMS INC
filed 2002-07-31
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

                            DATAHAND(R) SYSTEMS, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   ITEM 1.  DESCRIPTION OF BUSINESS.........................................   1
   ITEM 2.  DESCRIPTION OF PROPERTY.........................................  18
   ITEM 3.  LEGAL PROCEEDINGS...............................................  18
   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..............  18

PART II

   ITEM 5.  MARKET  FOR COMMON EQUITY AND RELATED  SHAREHOLDER MATTERS......  19
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................  19
   ITEM 7.  FINANCIAL STATEMENTS............................................  27
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................  28

PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ............  28
   ITEM 10. EXECUTIVE COMPENSATION .........................................  30
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  32
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  33
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................  33

SIGNATURES..................................................................  33

                                   ----------

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

THE SOLUTION TO KEYBOARD RELATED INJURIES

     The patented DataHand(R) Ergonomic Keyboard is designed to provide a comfortable and healthful keyboard that addresses each of the traditional keyboards' limitations. No other keyboard available offers the following characteristics:

1. Repetition - DataHand(R) keyboards divide each finger's workload among five unique keys, with unique directions;
2. Workload - DataHand(R) keyboards reduce both the force required to activate keys and total finger travel resulting in a 96% reduction in Repetitive Stress Injury exposure;
3. Carpal Tunnel Involvement - only 60% of the DataHand(R) keyboard keys require tendons that travel through the carpal tunnel;
4. Hand Tension - DataHand(R) keyboards allow the hands to work in a relaxed, natural position;

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

     We have entered into an agreement with DuraSwitch, Inc., of Tempe, Arizona, to develop a low-cost DataHand(R) Ergonomic Keyboard named the ErgoHand(R). DuraSwitch is in the business of developing and licensing high quality switches. Currently its switches are licensed to companies such as Maytag (for washing machines, etc.) and Delphi (for automobiles). DuraSwitch's co-founder Tony VanZeeland is its chief engineer, holding over twenty patents for switches. Mr. VanZeeland was formerly our vice-president of engineering, and in that capacity, helped develop the current model of the DataHand(R) Ergonomic Keyboard - the Professional II. We and DuraSwitch are developing the ErgoHand(R) on a "handshake" agreement at this time. However, we have entered into a formal technology exchange agreement, a copy of which is attached as an exhibit.

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

     We historically have secured financing for operations, the acquisition of additional inventory and equipment, and the development of our products through private placements of equity securities and from loans. We had outstanding short-term notes payable and capital lease obligations totaling approximately $223,893 on September 30, 1999, $414,261 on September 30, 2000 and $60,943 on
September 30, 2001. Each figure includes yearly leases of $82,008 for office rent and office equipment leases We have incurred significant losses since inception and will be required to seek additional equity or debt financing to further develop our products and to establish our manufacturing operations, to finance future acquisitions or develop new product lines, to obtain equipment and inventory necessary to expand our in-house production capabilities, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. We have from time to time encountered difficulties in obtaining adequate financing on acceptable terms and there can be no assurance that such financing will be available on acceptable terms in the future. If such financing is not available in sufficient amounts or on satisfactory terms, we may be unable to repay creditors or to continue as a going concern. Our inability to obtain adequate financing on a timely basis also could adversely affect our operating results, may require us to restructure our business and operations, and could significantly interfere with our efforts to expand our business at the desired rate. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to our existing stockholders.

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

                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                         2001           2000           1999
                                      -----------    -----------    -----------
STATEMENTS OF OPERATIONS:

INCOME
     SALES OF PRODUCT                 $   165,966    $   148,834    $   191,504
     TRAINING REVENUE                      10,150          2,500          1,000
                                      -----------    -----------    -----------

TOTAL REVENUE                             176,116        151,334        192,504

COST OF SALES

     COSTS OF GOOD SOLD                   112,136        221,646        102,530
     COST OF TRAINING                      10,268         12,037         58,246

     TOTAL COST OF SALES                  122,404        233,683        160,776
                                      -----------    -----------    -----------

     GROSS PROFIT                          53,712        (82,349)        31,728

EXPENSES
     SALES AND MARKETING                  176,120         37,833        117,606
     GENERAL AND ADMINISTRATIVE           282,844        263,536        622,069
     RESEARCH AND DEVELOPMENT              10,531         17,520         77,895
     DEPRECIATION EXPENSE                  64,478         52,819        113,689
     INTEREST EXPENSE                      39,093         12,809         21,987

     TOTAL EXPENSE                        573,066        384,517        953,246

     LOSS BEFORE PROVISION FOR
     INCOME TAXES                        (519,354)      (466,866)      (921,518)

     PROVISION FOR INCOME TAXES                 0              0              0
                                      -----------    -----------    -----------

NET INCOME (LOSS)                        (519,354)      (466,866)      (921,518)
                                      ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
     (LOSS) PER COMMON SHARE                (0.04)         (0.04)         (0.09)

BASIC AND DILUTED WEIGHTED AVERAGE
     NUMBER OF COMMON SHARES           13,535,120     11,209,996     10,242,374

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2001, SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     REVENUE. Total revenue for the fiscal years ending September 30, 2001, September 30, 2000 and September 30, 1999 were $176,116, $151,334 and $192,504, respectively. The twelve month period ending September 30, 2001 saw sales of keyboards of $165,966 and training revenue of $10,150, the twelve month period ending September 30, 2000 saw sales of keyboards of $148,834 and training revenue of $2,500, and the twelve month period ending September 30, 1999 saw sales of keyboards of $191,504 and training revenue of $1,000. The change in revenue is attributable to increase sales of our DataHand(R) Ergonomic Keyboards.

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

     Gross profit for the fiscal year ended September 30, 2001 was $53,712 or approximately 30% of total revenue, gross profit for the fiscal year ended September 30, 2000 was ($82,349) or approximately (54%) of total revenue and gross profit for the fiscal year ended September 30, 1999 was $31,728 or approximately 17% of total revenue. The 75% in gross profit in fiscal year 2001as compared to fiscal year 2000 is primarily attributable to decreases in supervisory expenses during the twelve month period ending September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2001, we had a negative working capital of $36,216. At September 30, 2000, we had a negative working capital of $801,610, and at September 30, 1999, we had a negative working capital of $461,461. Current assets increased to $142,336 at the twelve months ended September 30, 2001 from $56,612 at September 30, 2000. Current assets were $117,930 at September 30, 1999. The changes were due primarily to changes in cash, inventory and non-trade receivables.

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

     At the end of the fiscal year ended September 30, 1998, we had long term notes payable outstanding of $116,363. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $39,039, bringing the total due on long term notes payable on September 30, 1999 of $155,402. In the fiscal year ended September 30, 2000, we reduced our debt by $11,068, bringing the total due on long term notes payable to $144,334. As of September 30, 2001, we had long term debt of $307,019.

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

     We have negotiated with Bank of America for a $250,000 line of credit. The bank approved the application for the line of credit on the condition that all of the members of our Board of Directors must guarantee the repayment of the line of credit. All Board members agreed to guarantee the repayment to the bank. However, one of our shareholders believed that it would be simpler if he invested an additional $400,000 into us rather than our borrowing $250,000. We accepted our shareholder's offer. Our current line of credit is for $30,000 from Textron Financial, with a variable interest rate that is currently 13.75%. The Textron line of credit is guaranteed by James Cole, our Chairman and CEO. In the past, the $30,000 line of credit has been all that was needed as a supplement on which we could operate. This is because of the support from our shareholders. The Textron Financial line of credit is set up whereby payments can be made to reduce the outstanding balance on the credit line from time to time with no penalties.

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

Options

Option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted
                                  9/30/01     9/30/00     9/30/99       9/30/98
                                  -------     -------     -------       -------
Beginning Balance                 689,758     592,303     539,803       964,461
Employee/director granted                      97,455      47,500       354,878
Non-employee granted                                        5,000        32,167
Employee expired                                                       (811,703)

Ending Balance                    689,758     689,758     592,303       539,803

Expiration Date of the
Options Granted                                8/1/05      7/1/04        2/1/03

Option Price                                     1.00        1.00          1.00

Fair value
Of Options Granted                                -0-         -0-           .65

     We account for our employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123, our loss would have been the following.

Amount reported                  (519,354)   (466,866)   (921,518)   (2,137,329)
Proforma                         (519,354)   (466,866)   (921,518)   (2,183,463)

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

STATEMENT OF OPERATIONS .....................................................F-6

STATEMENT OF STOCKHOLDERS' EQUITY ...........................................F-7

STATEMENT OF CASH FLOWS .....................................................F-8

NOTES TO FINANCIAL STATEMENTS ............................................F-9-21

                                SHELLEY INTL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


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


                                        Shelley Intl., CPA

November 20, 2001

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET

                        as of September 30, 2001and 2000

                                     ASSETS

                                                   September 30,   September 30,
                                                       2001            2000
                                                   -------------   -------------
CURRENT ASSETS
     Cash                                               56,966
     Trade Receivables                                   1,054           1,567
     Inventory                                          84,316          55,045
                                                     ---------       ---------

     Total Current Assets                              142,336          56,612
                                                     ---------       ---------

EQUIPMENT, net                                         103,092          94,267
                                                     ---------       ---------

OTHER ASSETS                                                             2,600
                                                     ---------       ---------

TOTAL ASSETS                                           245,428         153,479
                                                     =========       =========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                        as of September 30, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,     September 30,
                                                     2001              2000
                                                 -------------     -------------
CURRENT LIABILITIES

     Bank Overdraft                                                       8,136
     Payables                                         110,081           122,414
     Accrued Payroll                                                    307,019
     Royalty Payable                                    2,789             2,352
     Warranty Payable                                   4,739             3,960
     Notes Payable                                     60,943           414,341
                                                  -----------       -----------

     Total Current Liabilities                        178,552           858,222
                                                  -----------       -----------

LONG TERM NOTES PAYABLE                               307,019           144,334
DEFERRED INCOME                                         2,268             5,917
                                                  -----------       -----------

     Total Liabilities                                487,839         1,008,473
                                                  -----------       -----------

STOCKHOLDERS' EQUITY

     Preferred Stock, authorized
     5,000,000 shares, par $0.001,
     no shares outstanding
     Common Stock, authorized
     30,000,000 shares of stock,
     15,786,425, 11,347,618 and
     shares issued and at
     September 30, 2001 and 2000
     par value $0.001 per share                        15,786            11,348

     Additional Paid in Capital                    14,747,442        13,469,943

     Stock Subscribed                                (150,000)

     Retained Earnings (Loss)                     (14,855,639)      (14,330,368)
                                                  -----------       -----------

     Total Stockholders' Equity                      (242,411)         (849,077)
                                                  -----------       -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  245,428           159,396
                                                  ===========       ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                the years ended September 30, 2001, 2000 and 1999

                                      Year Ended     Year Ended     Year Ended
                                     September 30,  September 30,  September 30,
                                         2001           2000           1999
                                     ------------   ------------   ------------
INCOME
     Sales of Product                     165,966        148,834        191,504
     Training Revenue                      10,150          2,500          1,000
                                      -----------    -----------    -----------

     Total Revenue                        176,116        151,334        192,504
                                      -----------    -----------    -----------

COST OF SALES
     Costs of Goods Sold                  112,136        221,646        102,530
     Cost of Training                      10,268         12,037         58,246
                                      -----------    -----------    -----------

     Total Cost of Sales                  122,404        233,683        160,776
                                      -----------    -----------    -----------

     Gross Profit                          53,712        (82,349)        31,728
                                      -----------    -----------    -----------

EXPENSES
     Sales and Marketing                  176,120         37,833        117,606
     General and Administrative           282,844        263,536        622,069
     Research and Development              10,531         17,520         77,895
     Depreciation Expense                  64,478         52,819        113,689
     Interest Expense                      39,093         12,809         21,987
                                      -----------    -----------    -----------

     Total Expense                        573,066        384,517        953,246
                                      -----------    -----------    -----------

     Loss before Provision for
     Income Taxes                        (519,354)      (466,866)      (921,518)

     Provision for Income Taxes                 0              0              0
                                      -----------    -----------    -----------

NET INCOME (LOSS)                        (519,354)      (466,866)      (921,518)
                                      ===========    ===========    ===========

Basic and Diluted Earnings
     (Loss) per Common Share                (0.04)         (0.04)         (0.09)
                                      -----------    -----------    -----------

Basic and Diluted Weighted Average
     Number of Common Shares           13,535,120     11,209,996     10,242,374
                                      -----------    -----------    -----------

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  for the three years ended September 30, 2001

                                               Common Stock         Additional
                                          -----------------------    Paid in       Stock       Accumulated      Total
                                            Shares       Amount      Capital     Subscribed      Deficit        Equity
                                          ----------   ----------   ----------   ----------    -----------    ----------
Balance, September 30, 1998                9,639,288        9,639   12,987,528                 (12,947,901)       49,266

Sales of Common Stock                      1,201,615        1,202      161,258                                   162,460
Stock Issued for Services                    230,715          231      231,084                                   231,315
Stock Options Granted                                                    1,350                                     1,350
Deficit for year                                                                                  (921,518)     (921,518)
                                          ----------   ----------   ----------   ----------    -----------    ----------

Balance, September 30, 1999               11,071,618       11,072   13,381,220                 (13,869,419)     (477,127)

Sales of Common Stock                        276,000          276       88,723                                    88,999
Deficit for year                                                                                  (466,866)     (466,866)
                                          ----------   ----------   ----------   ----------    -----------    ----------

Balance, September 30, 2000               11,347,618       11,348   13,469,943                 (14,336,285)     (854,994)

Sales of Common Stock                      3,639,894        3,639      741,607                                   745,246
Stock Issued for Services                    278,756          279       17,754                                    18,033
Conversion of Debt, Interest, Royalties      520,157          520      518,138                                   518,658
Stock Subscribed                                                                   (150,000)                    (150,000)
Deficit for year                                                                                  (519,354)     (519,354)
                                          ----------   ----------   ----------   ----------    -----------    ----------

Balance, September 30, 2001               15,786,425       15,786   14,747,442     (150,000)   (14,855,639)     (242,411)
                                          ==========   ==========   ==========   ==========    ===========    ==========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

               the years ended September 30, 2001, 2000, and 1999

                                      Year Ended     Year Ended     Year Ended
                                     September 30,  September 30,  September 30,
                                         2001           2000           1999
                                     -------------  -------------  -------------
Cash Flows from
Operating Activities
     Net Loss                          (519,354)      (466,866)      (921,518)
     Accounts Receivable                    513         14,110        (11,160)
     Inventory                          (29,271)        39,367         53,164
     Prepaids
     Deposits                             2,600
     Accounts Payable                   (20,469)       (72,972)        32,263
     Deferred Revenue                    (3,649)         2,632          3,285
     Depreciation Expense                64,478         52,819        113,689
     Stock for services                  18,033                       231,315
     Stock Issued for Accrued Interest   29,707
     Stock Options Granted                                              1,350
     Accrued Payroll                                   155,748        101,361
     Accrued Warranty and Royalty         1,216         (1,794)         5,012
                                       --------       --------       --------

Net Cash Provided by Operations        (456,196)      (276,956)      (391,239)
                                       --------       --------       --------

Cash Flows Used
in Investing Activities
     Fixed Asset Purchase                73,303          6,665          3,675
                                       --------       --------       --------

Net Cash Used for Investing              73,303          6,665          3,675
                                       --------       --------       --------

Cash Flows from Financing
     Note Payable Issued                 45,825        186,781        233,031
     Payment on Notes Payable           (54,606)
     Stock Purchase Receivable         (150,000)
     Sales of Stock                     745,246         88,999        162,460
                                       --------       --------       --------

Cash Flows from Financing               586,465        275,780        395,491
                                       --------       --------       --------

Net Increase (Decrease) in Cash          56,966         (7,841)           577

Cash, Beginning of Period                    --          7,841          7,264
                                       --------       --------       --------

Cash, End of Period                      56,966             --          7,841
                                       ========       ========       ========

The accompanying notes are an integral part of these statements

                                      F-8A

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS


Supplemental Disclosures of Cash Flows       9/30/2001    9/30/2000    9/30/1999
                                             ---------    ---------    ---------
     Amount Paid for Income Taxes                    0            0            0
     Amount Paid for Interest                   39,093       12,809       21,987

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

Revenue Recognition

Datahand unit system

The Company generally recognizes revenue upon the shipment of its DataHand system and the expiration of the 30 day guaranteed return period.

Deferred Revenue

The deferred revenue shown in the balance sheet is the amount of sales made as of period end for which the 30 day return period has not expired.

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

Fixed assets and patents consist of the following:

                                                      9/01          9/00
                                                   ---------     ---------
     Tooling and Jigs                                163,205       391,273
     Machinery and Equipment                          31,700        32,250
     Office Equipment                                 46,997        73,415
     Equipment under capital lease                    39,874        39,874
     DataHand(R)  Systems units held for
         rental and promotion                         48,705        76,037
     Tenant improvements and other                    17,430        21,181
     Patents                                          89,279        91,629
              Total fixed assets                     437,190       725,659
     Less: Accumulated depreciation
       and Amortization                             (334,098)     (631,392)
                                                   ---------     ---------
                                                     103,092        94,267
                                                   ---------     ---------

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

Details of Current Accounts Receivable

                                                            9/30/01      9/30/00
                                                            -------      -------
Trade Accounts Receivable                                     1,054        1,567
Allowance for doubtful accounts                                   0            0
                                                            -------      -------

Net Accounts Receivable                                       1,054        1,567
                                                            -------      -------

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

Note 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                            9/30/01      9/30/00
                                                            -------      -------
Demand Notes to:
Officers 0% interest,                                        55,746            0
Employees  0% interest                                        5,197        3,080
Investors 10% interest payments
paid yearly                                                       0      411,261
                                                            -------      -------

Total Current Notes                                          60,943      414,341
                                                            -------      -------

Long Term Notes Payable

Officer Note, 10%  int. paid annually                                    109,728
Officer Notes, no interest stated,
This was converted from a short term
Demand note on 9/30/01                                      307,019

Line of credit, 14.5 % plus 2%
of principal paid monthly for 2000,
and variable interest plus 2%
principal monthly for 2001, credit line
from a private finance company
as of 9/30/2001 was $30,000 with no
balance as of 9/30/01, this loan is
secured by a personal guarantee of one
of the directors of the Company                                           34,606
                                                            -------      -------

Total Long Term Notes Payable                               307,019      144,334
                                                            -------      -------

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

Royalty expense for the years 1999-2001 for the Options A and B are listed below.

Periods                              months     units     Unit $    Royalty
-------                              ------     -----     ------    -------
     Year ended 9/30/99
     Option A Royalties                12        173       .958      165.79
     Option B                          12        173       1.75      302.75

     Year ended 9/30/00
     Option A                          12        144       .957      137.84
     Option B                          12        144       1.75      252.00

     Year ended 9/30/01
     Option A                          12        171       .087      137.89
     Option B                          12        171       1.75      299.25

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

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants in 1999 and 2000: average stock price 1999 $0.32, 2000 $0.20, risk-free interest rate of 6%, expected dividend yields of zero, expected lives of five years and expected volatility of zero. Options values with these variables were zero for all options through September 30, 2000.

Schedule of options outstanding and the dates they are exercisable as of September 30, 2001

                                               Exercise    Exercise    Remaining
Period                              Number      Price        Date        months
------                              -------    --------    --------    ---------
September 30, 2000                   97,455      1.00        8/1/05          46
September 30, 1999                   52,500      1.00        7/1/04          33
September 30, 1998                  387,045      1.00        2/1/03          16
September 30, 1997                   22,500      3.00       10/1/01     one day
September 30, 1997                    5,258      3.00       3/12/02           6
September 30, 1997                   25,000      3.00       9/30/02          12
September 30, 1997                  100,000      1.00       9/30/02          12
                                    -------

Total                               689,758
                                    -------

Average Price and Remaining Life                 1.09                   20 mths

As discussed in Note 1, the Company accounts for its employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under the preferred provisions of SFAC 123 the Company's loss would have been the following. Because the option values calculated were zero (above) through September 30, 2000, there is no difference between the reported amounts and the pro-forma amounts for those periods.

                                            9/30/01      9/30/00      9/30/99
                                            --------     --------     --------
Amount reported                             (523,003)    (464,234)    (918,233)
Pro-forma loss                              (523,003)    (464,234)    (918,233)

EPS as reported                                 (.04)        (.04)        (.09)
Pro-forma EPS                                   (.04)        (.04)        (.09)

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

                                                      2001       2000       1999
                                                      ----       ----       ----

Net change in deferred taxes                             0          0          0
Current taxes payable                                    0          0          0
                                                      ----       ----       ----
Provision for Income Taxes                               0          0          0
                                                      ----       ----       ----

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                                           Amount            Expiration
     ----                                           ------            ----------
     1989                                           87,945               2004
     1990                                          101,036               2005
     1991                                          300,723               2006
     1992                                          229,131               2007
     1993                                          641,247               2008
     1994                                        1,179,831               2009
     1995                                        1,081,466               2010
     1996                                        1,940,165               2011
     1997                                        2,049,650               2012
     1998                                        2,101,421               2013
     1999                                          920,253               2014
     2000                                          542,190               2015
     2001 estimated                                523,003               2016
                                                ----------
     Total NOL                                  11,698,061
                                                ----------

Note 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                            9/30/01        9/30/00       9/30/99
                                            -------        -------       -------
Office rent                                  4,740          4,627         4,455
Storage                                        136            136           116
Apartment rent                                 915            906           878
Office Equipment                             1,043          1,036         1,890
                                             -----          -----         -----
Total Monthly                                6,834          6,705         7,339
                                             -----          -----         -----

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

An increased emphasis on marketing has begun with mailings, trade shows and phone solicitation. During the upcoming year management plans to spend over $150,000 to market the Company's products.

For the next year management plans to secure cash through notes payable and common stock sales to existing shareholders.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2001 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
                                                          (1)            (2)
                                                         ------        -------
NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER        PERCENT
------------------------------------                     ------        -------

DIRECTORS AND EXECUTIVE OFFICERS
James A. Cole.........................................    795,643        5.04%
Marvin Altman.........................................    128,784        0.82%
Scott R. Scartozzi....................................    152,188        0.96%
Dennis J. Monroe......................................    139,208        0.88%
Dale J. Retter........................................  1,241,243        7.86%
Robert Caplan.........................................
Dan Kass..............................................
All directors and officers as a group (7 persons) ....  1,468,968        9.31%

NON-MANAGEMENT 5% STOCKHOLDER (5)

Saul D. Kass, Saul D. Kass Revocable Trust............  1,895,000       12.00%
R.L. & S.L. Middleton Trust(3)........................  1,354,667        8.58%
Lyle D. Middleton(4)..................................  1,475,066        9.34%
Charles Oswald(5).....................................  2,527,500       16.01%
Rotherwood Corporation(6).............................    910,000        5.76%

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


                                                 DataHand Systems, Inc.
                                        ----------------------------------------
                                                      (Registrant)

Date: 7/25/2002                         By: /s/ James A. Cole
                                            ------------------------------------
                                                      (Signature)

                                            Name: James A. Cole
                                            Title: Chairman