Form 10QSB
period 2002-06-30
DATAHAND SYSTEMS INC
filed 2002-08-19
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002               Commission File Number 0-33235

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,221,446 as of June 30, 2002

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

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

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item 1.   Financial Statements

          Balance Sheets
          June 30, 2002 (Unaudited and September 30, 2001 (Audited).....    2

          Statements of Operations (Unaudited)
          for the Nine Months ended June 30, 2002.......................    4

          Statements of Cash Flows (Unaudited)
          for the Nine Months ended June 30, 2002.......................    6

          Notes to Financial Statements.................................    8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................   19

PART II.  OTHER INFORMATION.............................................   22
          Signatures....................................................   23

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2001 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   as of June 30, 2002 and September 30, 2001

                                   (unaudited)

                                     ASSETS

                                                     June 30       September 30,
                                                      2002             2001
                                                    ---------        ---------
CURRENT ASSETS
  Cash                                                 37,423           56,966
  Trade Receivables                                     1,761            1,054
  Inventory                                           115,511           84,316
                                                    ---------        ---------

  Total Current Assets                                154,695          142,336
                                                    ---------        ---------

EQUIPMENT, net                                         75,047          103,092
                                                    ---------        ---------

OTHER ASSETS
                                                    ---------        ---------

TOTAL ASSETS                                          229,742          245,428
                                                    =========        =========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   as of June 30, 2002 and September 30, 2001

                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30        September 30,
                                                      2002             2001
                                                   -----------      -----------
CURRENT LIABILITIES
  Payables                                              99,319          110,081
  Accrued Payroll                                       11,647
  Royalty Payable                                        2,977            2,789
  Warranty Payable                                       3,767            4,739
  Notes Payable                                        231,545           60,943
                                                   -----------      -----------

  Total Current Liabilities                            349,256          178,552
                                                   -----------      -----------

LONG TERM NOTES PAYABLE                                307,019          307,019
DEFERRED INCOME                                          9,929            2,268
                                                   -----------      -----------

  Total Liabilities                                    666,204          487,839
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
  5,000,000 shares, par $0.001,
  no shares outstanding

  Common Stock, authorized
  30,000,000 shares of stock,
  16,221,446, and 15,786,425
  shares issued and at
  June 30, 2002 and September
  30, 2001 par value $0.001 per share                   16,221           15,786

  Additional Paid in Capital                        15,024,491       14,747,442

  Stock Subscribed                                                     (150,000)

  Retained Earnings (Loss)                         (15,477,175)     (14,855,639)
                                                   -----------      -----------

  Total Stockholders' Equity                          (436,463)        (242,411)
                                                   -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   229,742          245,428
                                                   ===========      ===========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                                   (unaudited)
      for the three months ended June 30, 2002 and 2001 and the nine months ended June 30, 2002 and 2001

                                     Three Months   Three Months   Nine Months    Nine Months
                                        Ended          Ended          Ended          Ended
                                       June 30        June 30        June 30        June 30
                                        2002           2001           2002           2001
                                     -----------    -----------    -----------    -----------
INCOME
  Sales of Product                        28,960         30,318         88,474        139,332
  Training Revenue                                                                      9,500
                                     -----------    -----------    -----------    -----------

  Total Revenue                           28,960         30,318         88,474        148,832
                                     -----------    -----------    -----------    -----------

COST OF SALES
  Costs of Goods Sold                     53,418         35,559        159,315         84,019
  Cost of Training                            --          4,201             66          8,328
                                     -----------    -----------    -----------    -----------

  Total Cost of Sales                     53,418         39,760        159,380         92,348
                                     -----------    -----------    -----------    -----------

  Gross Profit                           (24,459)        (9,442)       (70,907)        56,484
                                     -----------    -----------    -----------    -----------

EXPENSES
  Sales and Marketing                     55,460         47,600        174,324         94,550
  General and Administrative             100,899          7,973        288,308        149,802
  Research and Development                 7,974          4,345         17,205         14,511
  Depreciation Expense                     9,682         17,706         28,952         53,118
  Interest Expense                        22,212         36,149         43,398         38,772
                                     -----------    -----------    -----------    -----------

  Total Expense                          196,228        113,773        552,186        350,753
                                     -----------    -----------    -----------    -----------

  Gain on Patent Sale                         --                         1,557
                                     -----------    -----------    -----------    -----------

  Loss before Provision for
  Income Taxes                          (220,687)      (123,215)      (621,536)      (294,268)

  Provision for Income Taxes                   0              0              0              0
                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS)                       (220,687)      (123,215)      (621,536)      (294,268)
                                     ===========    ===========    ===========    ===========

Basic and Diluted Earnings
  (Loss) per Common Share                  (0.01)         (0.01)         (0.04)         (0.02)
                                     -----------    -----------    -----------    -----------

Basic and Diluted Weighted Average
  Number of Common Shares             16,031,547     12,969,165     15,872,014     12,969,165
                                     -----------    -----------    -----------    -----------

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
               for the period September 30, 1999 to June 30, 2002

                                   (unaudited)

                                                 Common Stock            Additional
                                          --------------------------      Paid in        Stock        Accumulated      Total
                                            Shares         Amount         Capital      Subscribed       Deficit        Equity
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1999                11,071,618         11,072     13,381,220                   (13,869,419)      (477,127)

Sales of Common Stock                         276,000            276         88,723                                       88,999
Deficit for year                                                                                         (466,866)      (466,866)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2000                11,347,618         11,348     13,469,943                   (14,336,285)      (854,994)

Sales of Common Stock                       3,639,894          3,639        741,607                                      745,246
Stock Issued for Services                     278,756            279         17,754                                       18,033
Conversion of Debt, Interest, Royalties       520,157            520        518,138                                      518,658
Stock Subscribed                                                                          (150,000)                     (150,000)
Deficit for year                                                                                         (519,354)      (519,354)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2001                15,786,425         15,786     14,747,442       (150,000)   (14,855,639)      (242,411)

Sales of Common Stock                         215,000            215        214,785                                      215,000
Stock Issued as Loan Inhancement              194,414            194           (194)                                          --
Conversion of Interest                          6,907              7          6,900                                        6,907
Stock Subscribed                                                                           150,000                       150,000
Warrants Exercised                             15,700             16         15,684                                       15,700
Original Issue Discount                                                      39,854                                       39,854
Conversion of Royalty                           3,000              3             20                                           23
Deficit for nine months
  ended June 30, 2002                                                                                    (621,536)      (621,536)
                                          -----------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2002                     16,221,446         16,221     15,024,491             --    (15,477,175)      (436,463)
                                          ===========    ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                  the nine months ended June 30, 2002 and 2001

                                   (unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                      June 30         June 30
                                                       2002            2001
                                                     ---------       ---------
Cash Flows from
Operating Activities
  Net Loss                                            (621,536)       (294,268)
  Accounts Receivable                                     (707)        (13,736)
  Inventory                                            (31,195)          7,082
  Bank Overdraft                                                            --
  Accounts Payable                                     (10,761)        (58,074)
  Deferred Income                                        7,661           5,084
  Depreciation Expense                                  27,395          53,118
  Amortization of Original Issue Discount               16,043
  Stock for services                                                    18,034
  Stock Issued for Accrued Interest                      6,907
  Stock Issued for Royality Conversion                      23
  Changes in current liabilities                                      (347,414)
  Accrued Payroll                                       11,647
  Accrued Warranty and Royalty                            (784)             --
                                                     ---------       ---------

Net Cash Provided by Operations                       (595,307)       (630,174)
                                                     ---------       ---------

Cash Flows Used
in Investing Activities
  Fixed Asset Purchase (Sale)                             (650)         73,303
                                                     ---------       ---------

Net Cash Used for Investing                               (650)         73,303
                                                     ---------       ---------

Cash Flows from Financing
  Note Payable                                         194,414        (144,334)
  Stock Purchase Receivable                            150,000
  Sales of Stock                                       230,700         888,903
                                                     ---------       ---------

Cash Flows from Financing                              575,114         744,569
                                                     ---------       ---------

Net Increase (Decrease) in Cash                        (19,543)         41,092

Cash, Beginning of Period                               56,966              --
                                                     ---------       ---------

Cash, End of Period                                     37,423          41,092
                                                     =========       =========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

SCHEDULE OF TAXES PAID

Nine Months Ended June 30, 2002

     None

Nine Months Ended June 30, 2001

     None

SCHEDULE OF INTEREST PAID

Nine Months Ended June 30, 2002

     $ 2,402

Nine Months Ended June 30, 2001

     $ 4,055

SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Nine Months Ended June 30, 2002

     22,500 stock options granted for directors services rendered, valued at
       $0.00
     6,907 shares of stock were issued for Accrued Interest of $6,907 194,414 shares of stock were issued as a loan inhancement, valued at
       $39,854
     3,000 shares of stock were issued as a conversion of royalty interest, valued at $23

Nine Months Ended June 30, 2001

     106,568 shares issued for services rendered value at $18,034
     488,950 shares issued for the conversion of $488,950 of Notes Payable debt 29,707 shares issued for payment of accrued interest on the Notes Payable 158,283 warrants issued, valued at $0.00

For a more detailed explanation of stock options and warrants see Note 4

The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2002 and September 30, 2001
                                   (unaudited)

NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

DataHand(R) Systems, Inc. (the Company) is a Delaware corporation formed in November 1994. The Company's primary business is the sale, marketing, manufacture, licensing and development of innovative, high-value computer data input services. On January 27, 1995, the Company merged with Industrial Innovations, Inc., an Arizona corporation founded in October 1987. Datahand Systems, Inc. was the surviving legal entity. As a result of the merger, each outstanding share of common stock held by the shareholders of Industrial
Innovations, Inc. was exchanged for one share of the common stock of the Company. DataHand(R) is a registered trademark of the Company.

The Company's operations to date have included assembling its management, marketing and sales, and product development personnel, forming strategic relationships with vendors, securing financing and launching the initial commercial production of the DataHand(R) System.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous fifteen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

Product Development

During fiscal 1993 and 1994, the Company procured the tooling for the manufacture of components for the DataHand(R) DH 200 product. The Company began shipping DataHand(R) DH 200 product during November 1993. As a result of ongoing research and development efforts, the Company developed an upgraded data input device, the Professional II. The Professional II includes various upgrades to the DH 200, including incorporations of the hardware interface switch and the power supply converter into the keyboard. The tooling for the Professional II was acquired during fiscal 1996. Production and shipment of the Professional II commenced during fiscal 1996. The negative gross margins experienced during fiscal 1996 and 1997 are due primarily to relatively low production and sales volumes, which were inadequate to fully absorb fixed manufacturing costs.
However, management believes these volumes will increase significantly in the future and be sufficient to cover the Company's fixed manufacturing costs and generate gross margins.

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of June 30, 2002 the Company had 55 distributors. The company's new president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $9,829 for the nine months that ended June 30, 2002, and $4,286 for the nine months that ended June 30, 2001.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                  06/30/02          9/30/01
                                                  --------          -------
     Raw materials                                 104,521           51,882
     Work-in-Process                                 7,250            7,250
     Finished goods                                  3,740           25,183
                                                   -------          -------
                                                   115,511           84,315
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

Fixed assets and patents consist of the following:

                                                    06/30/02      9/30/01
                                                    --------      --------
     Tooling and jigs                                163,205       163,205
     Prototypes                                        1,350
     Machinery and equipment                          31,700        31,750
     Office Equipment                                 46,997        46,997
     Equipment under capital lease                    39,874        39,874
     DataHand(R) Systems units held for
         rental and promotion                         48,705        48,705
     Tenant improvements and other                    17,430        17,430
     Patents                                          88,484        89,279
              Total fixed assets                     437,745       437,190
     Less: Accumulated depreciation
       and Amortization                             (362,698)     (334,098)
                                                    --------      --------
                                                      75,047       103,092
                                                    ========      ========

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the nine months that ended June 30, 2002 was $9,271 and for the nine months that ended June 30, 2001 was $20,073. Accumulated amortization as of June 30, 2002 was $54,059.

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

                                                    06/31/02           9/30/01
                                                   ----------         ----------
Weighted average shares                            15,872,014         13,535,120
Anti-dilutive Options                                 618,750            689,758
Anti-dilutive Warrants                              1,874,513          2,808,979

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

Note 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                          06/30/02      9/30/01
                                                          --------      --------
Demand Notes to:
Officers 0% interest,                                       55,746        55,746
Employees 0% interest                                        5,197         5,197
Investors 10% interest payments
paid quarterly                                             194,414             0
Original Issue Discount                                    (23,812)            0
                                                          --------      --------

Total Current Notes                                        231,545        60,943
                                                          --------      --------

Long Term Notes Payable

Officer Note, 10% int. paid annually
Officer Notes, no interest                                 307,019       307,019

Line of credit, 13.75% plus 2%
of principal paid monthly for 2001 and 2002,
credit line from a private finance company
as of 9/30/2001 was $30,000 with no
balance as of 9/30/2001, this loan is
secured by a personal guarantee of one
of the directors of the Company                                  0
                                                          --------      --------

Total Long Term Notes Payable                              334,848       307,019
                                                          --------      --------

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

Royalty expense for the years 1999-2001 and quarters ended 12/31/01 and 03/30/02 for Options A and B are listed below.

Periods                                  months   units   Unit $   Royalty
-------                                  ------   -----   ------   -------
     Year ended 9/30/99
     Option A Royalties                    12      173      .958    165.79
     Option B                              12      173     1.75     302.75

     Year ended 9/30/00
     Option A Royalties                    12      144      .957    137.84
     Option B                              12      144     1.75     252.00

     Year ended 9/30/01
     Option A Royalties                    12      171      .087    137.89
     Option B                              12      171     1.75     299.25

     Quarter ended 12/31/01
     Option A Royalties                     3       29     1.046     30.34
     Option B                               3       29     1.75      50.75

     Quarter ended 03/31/02
     Option A Royalties                     3       20     1.497     29.95
     Option B                               3       20     1.75      35.00

     Quarter ended 06/30/02
     Option A Royalties                     3       21     1.355     28.45
     Option B                               3       21     1.73      36.33

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                             06/30/02           9/30/01
                                             --------           -------
Beginning Balance                             689,758           689,758
Employee/director granted                      22,500
Non-employee granted
Employee/director expired                      27,500
Non-employee expired                           66,008
                                             --------          --------
Ending Balance                                618,750           689,758

Expiration Date of the
Options Granted                              10/01/07

Option Price                                    $1.00

Weighted average fair value
Of Options Granted                                .16

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending June 30, 2002: average stock price $1.00, risk-free interest rate of 6%, expected dividend yields of zero, expected lives of five years and expected volatility of ..1. Option values with these variables were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of March 31, 2002

                                                   Exercise   Expire   Remaining
Period                                    Number    Price      Date      months
------                                    ------   --------    ----      ------
March 31, 2002                   22,500    1.00    10/01/07     51
September 30, 2000               97,455    1.00      8/1/05     37
September 30, 1999               52,500    1.00      7/1/04     24
September 30, 1998              367,045    1.00      2/1/03      7
September 30, 1997               79,250    1.00     9/30/02      3
                               --------
Total                           618,750
                               ========

Average Price and Remaining Life           1.00                         14 mths

As discussed in Note 1, the Company accounts for its employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123 the Company's loss would have been the following. Because the option value calculated was zero (above) through September 30, 2001, there is no difference between the Amount reported and Proforma loss for that period. The options that were issued during the fiscal year to date ending June 30, 2002 were valued at ..16 and therefore generated the $3,600 difference between Amount reported and the Proforma loss.

                                   06/30/02          06/30/01
                                  ----------        ----------
Amount reported                    (621,536)         (294,268)
Proforma loss                      (625,136)         (294,268)

EPS as reported                        (.04)             (.02)
Proforma EPS                           (.04)             (.02)

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

                                   06/30/02          9/30/01
                                  ----------        ----------
Beginning Balance                  2,808,979         2,608,696
Warrants Issued                      706,566
Warrants Exercised                    15,700                 0
Warrants Expired                     918,766           506,283
                                  ----------        ----------
Ending Balance                     1,874,513         2,808,979
                                  ----------        ----------


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

Period Ended                                      Shares Issued          Value
------------                                      -------------          ------
June 30, 2002                                              0                  0
September 30, 2001                                   278,756             18,033

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,936,938, which is calculated by multiplying a 40% estimated tax rate by the cumulative NOL of $12,342,344. The total valuation allowance is a comparable $4,936,938.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                 6/30/02         9/30/01
                                                ----------      ----------
     Net change in deferred taxes                        0               0
     Current taxes payable                               0               0
                                                ----------      ----------
     Provision for Income Taxes                          0               0
                                                ----------      ----------

Below is a chart showing the federal net operating losses and the years in which they will expire.

     Year                                          Amount        Expiration
     ----                                       -----------      ----------
     1989                                            87,945         2004
     1990                                           101,036         2005
     1991                                           300,723         2006
     1992                                           229,131         2007
     1993                                           641,247         2008
     1994                                         1,179,831         2009
     1995                                         1,081,466         2010
     1996                                         1,940,165         2011
     1997                                         2,049,650         2012
     1998                                         2,101,421         2013
     1999                                           920,253         2014
     2000                                           542,190         2015
     2001                                           545,750         2016
     2002 estimated                                 621,536         2017
                                                -----------
     Total NOL                                   12,342,344
                                                ===========

Note 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                    06/30/02           9/30/01
                                    --------           -------
Office rent                            4,913             4,740
Storage                                  136               136
Apartment rent                           931               915
Office Equipment                       1,095             1,043
                                     -------           -------
Total Monthly                          6,899             6,834
                                     =======           =======

The monthly operating leases as of 06/30/02 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                             Year 1     Year 2     Year 3     Year 4     Year 5
                             -------    -------    -------    -------    -------
Office Equipment              13,140     13,140     13,140     13,140     13,140
Real Estate                   71,760     71,760     71,760     71,760     71,760
                             -------    -------    -------    -------    -------
Total Yearly Leases           84,900     84,900     84,900     84,900     84,900
                             =======    =======    =======    =======    =======

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

Note 7: GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $15,477,175. For the last two years and three quarters revenues have been only $415,924 versus $1,538,406 for costs and expenses.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING JUNE 30, 2002 AND JUNE 30, 2001

     REVENUE. Total revenue for the three months ending June 30, 2002 and June 30, 2001 were $28,960 and $30,318, respectively. The nine month period ending June 30, 2002 saw sales of keyboards of $88,474 and training revenue of $0, and the nine month period ending June 30, 2001 saw sales of keyboards of $139,332 and training revenue of $9,500. The change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. The level of sales was negatively impacted by the downturn in the economy and the September 11 attack on America.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the nine months ending June 30, 2002 and June 30, 2001 were $159,380 and $92,348, respectively. The nine month period ending June 30, 2002 saw cost of keyboards sold of $159,315 and cost of training of $66, and the nine month period ending June 30, 2001 saw cost of keyboards sold of $84,019 and cost of training of $8,328. Cost of goods sold for the nine months ending June 30, 2002 and June 30, 2001 were $159,380 or approximately 180% of total revenue, and $92,348 or approximately 62% of total revenue, respectively. The increase in cost of goods sold of $67,032 or approximately 76% of total revenue for the nine months ending June 30, 2002 is primarily attributable to increased supervisory expenses.

     Gross profit for the nine months ended June 30, 2002 was ($70,907) or approximately (80%) of total revenue and gross profit for the nine months ended June 30, 2001 was $56,484 or approximately 38% of total revenue. The gross profit in the first nine months of our fiscal year ending September 30, 2002 as compared to the same first nine months for our fiscal year ended September 30, 2001 is primarily attributable to increases in supervisory expenses during the nine month period ending June 30, 2002.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ending June 30, 2002 and June 30, 2001 were $174,324 and $94,550, respectively. The approximate 84% increase in sales and marketing expense in the first nine months of our fiscal year ending September 30, 2002 over the corresponding nine month period in our fiscal year ended September 30, 2001 is representative of us shifting from a development mode to a sale mode.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ending June 30, 2002 and June 30, 2001 were $288,308 and $149,802, respectively. The increase of $138,506 or approximately 92% in the first nine months of our fiscal year ending September 30, 2002 as compared to the same nine month period of our year ended September 30, 2001 is primarily attributable to an increase in administrative personnel.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the nine months ended June 30, 2002 and June 30, 2001 were $17,205 and $14,511, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended June 30, 2002 and June 30, 2001 were $17,205 and $14,511, respectively. Although this nine month period of time has generated a small increase in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the nine months ended June 30, 2002 and June 30, 2001 were $43,398 and $38,772, respectively. Financing expense incurred during the first nine months of our fiscal year ending September 30, 2002 has increase by $4,626 in interest expense over the same period for our fiscal year, which ended on September 30, 2001.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the nine months ended June 30, 2002 and June 30, 2001 were $621,536 and $294,268, respectively. The increase of $327,268 or approximately 111% in the first nine months of our fiscal year ending September 30, 2002 as compared to the same nine month period of our fiscal year ended September 30, 2001 is primarily the result of the decrease in revenue and the increase in sales and marketing expenses during the periods.

     PROVISION FOR INCOME TAXES. As of June 30, 2002, we had a net operating loss carryforward balance of approximately $12,342,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At June 30, 2002, we had a negative working capital of $194,561. At September 30, 2001, we had a negative working capital of $36,216. Current assets increased to $154,695 at the end of the first nine months on June 30, 2002 of our fiscal year ending September 30, 2002 from $142,336 at September 30, 2001. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the nine months ended June 30, 2002 of $595,307, as compared to net cash used of $630,174 during the nine months ended June 30, 2001. The major elements contributing to net operating cash flow was cash paid for cost of goods sold, general and administrative and marketing expense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         99.1 Written Statement of the Chief Executive Officer
         99.2 Written Statement of the Chief Financial Officer

     (b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DataHand Systems, Inc.
                                        ----------------------------------------
                                                      (Registrant)


Date: 8/14/2002                         By: /s/ James A. Cole
      ----------------------                ------------------------------------
                                                         (Signature)
                                            Name: James A. Cole
                                            Title: Chairman