Form 10KSB
period 2002-09-30
DATAHAND SYSTEMS INC
filed 2002-12-30
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year ended September 30, 2002

                                       or

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

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $129,838.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of December 1, 2002, 16,706,363 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 4,459,289. There is no public market for the common stock of Registrant, and there is therefor no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,706,363.

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

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                            DATAHAND(R) SYSTEMS, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS......................................... 1
     ITEM 2.  DESCRIPTION OF PROPERTY.........................................18
     ITEM 3.  LEGAL PROCEEDINGS...............................................18
     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..............18

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........19
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ...........................20
     ITEM 7.  FINANCIAL STATEMENTS............................................29
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................51

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ............51
     ITEM 10. EXECUTIVE COMPENSATION .........................................53
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................54
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................55
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................55
     ITEM 14. CONTROLS AND PROCEDURES.........................................55

SIGNATURES....................................................................56

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2003 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN PART I, ITEM 1, "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

     We filed a Report on Form 10-SB on October 9, 2001 and a first amendment thereto on January 3, 2002 with the Securities and Exchange Commission. The Report on Form 10-SB and its amendment contain more information on us than is contained herein, and it is suggested that you should consider accessing those reports filed with the Securities and Exchange Commission by contacting the Securities and Exchange Commission at the addresses hereafter provided or by contacting us.

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

     We have spent $34,594 in the last two fiscal years on research and development activities. While ultimately all of our development and research costs will be born by our customers over our business life span, to date all of such costs have been funded by capital invested in us in ether the form of equity or loans.

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

COMPANY OVERVIEW

     It is our mission to be the recognized leader in profitably manufacturing and marketing proprietary computer keyboards for the commercial, industrial and consumer markets for the benefit of our customers, employees and shareholders by:

     *    designing and marketing human to computer interface technology; and
     *    marketing    ergonomic   products   for    business-to-business    and
          business-to-consumer markets.

     Our patented technology and know-how is the basis on which we will carry out our mission. Our development of the DataHand(R) Ergonomic Keyboard is well positioned to take advantage of the $3.2 billion corporate data entry systems market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES) and the rapidly growing $600 million ergonomic keyboard market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES). Product development, testing and test marketing of our DataHand(R) Ergonomic Keyboards have been completed and the results are, we believe, compelling. Some of our users have provided testimonials to us to the effect that our DataHand(R) keyboards are more healthful, comfortable, productive, accurate and enabling than traditional flat keyboards. Full-scale production of our DataHand(R) keyboards commenced in October 1998 with sales and marketing starting shortly thereafter. With OSHA regulations regarding worker health and safety imminent and with a growing number of keyboard related injuries worldwide, the ergonomic keyboard market offers tremendous room for growth. Because of our patent positions and existing market penetration, we believe no other keyboard manufacturer is better positioned to exploit this new market than we are because of the design of our DataHand(R) Ergonomic Keyboards and our patented technology. It is our opinion that no other keyboard design addresses the circumstances that cause carpal tunnel or hand injury by keyboarding. Our DataHand(R) Ergonomic Keyboards have been in the marketplace for over 11 years, longer than any other ergonomic keyboard manufacturer. Our keyboards are becoming well known and used, not only in the United States but world wide.

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

     We have advertised in a few of these periodicals, such as the AAMT Journal, Journal of Hand Therapy, Occupational Practice Magazine and Occupational Health and Safety Magazine. As we obtain and/or generate additional working capital, we intend to increase our advertising in the above listed periodicals. In July 2002, we spent $14,000 on advertising, in August 2002, we spent an additional $52,000 on advertising and in September of 2002 we spent $56,000 on advertising in magazines and in attendance at three conferences where we showed the DataHand(R) Ergonomic Keyboard.

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

INTERNET ADVERTISING

     We desire to enter into advertising agreements with internet providers such as AOL and Lycos pursuant to which these companies will display Internet banner advertisements for DataHand(R) Ergonomic Keyboard. America on Line (AOL) began offering our DataHand(R) Ergonomic Keyboard on its web site beginning in mid-March 2002. There currently does not exist a written advertising agreement with either AOL or Lycos, although negotiations with both companies is on-going. These advertisements appear when users of AOL and Lycos search for certain key words, such as "keyboards." The advertisements will allow users to click on the advertisement to link directly to our Web site. We anticipate that the agreements will require us to pay the portal sites based on the number of impressions we receive. We initiated these advertisements during fiscal 2002 on a target basis in order to determine the costs to us for the "hits" on the web-site. We also intend to continue to seek new opportunities to expand our presence within top-tier portal sites and highly trafficked content sites.

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

     First, the CORPORATE DATA ENTRY (SPEED/PRODUCTIVITY) market is approached via direct sales efforts that have already begun. The target of these selling efforts is the data entry production manager who is seeking to increase productivity. The Plan provided for the adding of a Vice President of Sales, who is Mr. Robert Caplan, four direct sales personnel in the calendar years 2002 and 2003 and substantially increased sales personnel in subsequent years. Leads for direct sales will be generated primarily through telemarketing directly to the operating manager.

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

EMPLOYEES

     As of September 30, 2002, we had 11 employees, including 3 in production, 3 in sales and marketing and 5 in management and administrative support. We have experienced no work stoppages and are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

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

     We historically have secured financing for operations, the acquisition of additional inventory and equipment, and the development of our products through private placements of equity securities and from loans. We had outstanding short-term notes payable and capital lease obligations totaling approximately $298,500 on September 30, 1999, $496,349 on September 30, 2000, $96,008 on
September 30, 2001 and $264,524 on September 30, 2002. Each figure includes yearly leases of $82,008 for office rent and office equipment leases We have incurred significant losses since inception and will be required to seek additional equity or debt financing to further develop our products and to establish our manufacturing operations, to finance future acquisitions or develop new product lines, to obtain equipment and inventory necessary to expand our in-house production capabilities, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. We have from time to time encountered difficulties in obtaining adequate financing on acceptable terms and there can be no assurance that such financing will be available on acceptable terms in the future. If such financing is not available in sufficient amounts or on satisfactory terms, we may be unable to repay creditors or to continue as a going concern. Our inability to obtain adequate financing on a timely basis also could adversely affect our operating results, may require us to restructure our business and operations, and could significantly interfere with our efforts to expand our business at the desired rate. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to our existing stockholders.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND OUR FUTURE PROFITABILITY IS UNCERTAIN AND THIS COULD CAUSE OUR CURRENT AND PAST INVESTORS TO LOSE SOME OR ALL OF THEIR INVESTMENT.

     We have incurred operating losses since inception, and reported a net loss of $918,233 for the year ended September 30, 1999. For the year ended September 30, 2000 we had a deficit of $464,234 and for the year ended September 30, 2001 we had a deficit of $523,003. For the year ended September 30, 2002 we had a deficit of $1,512,226, for a total accumulated deficit at September 30, 2002 of $16,367,865. Losses incurred during fiscal 2000, 2001 and 2002 are attributable primarily to expenses we incurred to develop, enhance and market our DataHand(R) Ergonomic Keyboard. We cannot assure you that we will generate sufficient operating revenue, expand sales of our products and services, or control our costs sufficiently to achieve or sustain profitability. Our financial statements for the years ended September 30, 2002, September 30, 2001 and September 30, 2000 have been prepared assuming that we will continue as a going concern. The report by our independent public accountants on our financial statements for the year ended September 30, 2002 states that the significant losses and our working capital deficiency as of that date make our ability to continue as a going concern uncertain. Our financial statements for the year ended September 30, 2001 do not include any adjustments relating to the realization of assets and the satisfaction of liabilities that might result in the event that we become unable to continue as a going concern.

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

     During the fiscal year ended September 30, 2002, we sold for cash 565,000 shares of stock for a total purchase price of $465,000. We also issued an aggregate of 339,238 shares of stock for services and debt for a total value of $243,289.

     During the fiscal year ended September 30, 2002, we issued for exercised warrants 15,700 shares of stock for a total purchase price of $15,000. We also issued an aggregate of 150,000 warrants to purchase 150,000 shares of stock for a total value of $40,887.

     During the fiscal year ended September 30, 2002, we issued an aggregate of 630,000 options to purchase 630,000 shares of stock for a total value of $158,684.

     As of September 30, 2002, there were approximately 365 holders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                             SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The data has been derived from the financial statements audited by Shelley Intl CPA, independent certified public accountant.

                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                       2002            2001            2000
                                   ------------    ------------    ------------
STATEMENTS OF OPERATIONS:

INCOME
     SALES OF PRODUCT              $    129,838    $    162,317    $    151,466
     TRAINING REVENUE                                    10,150           2,500
                                   ------------    ------------    ------------
TOTAL REVENUE                           129,838         172,467         153,966

COST OF SALES

     COSTS OF GOOD SOLD                 110,796          60,283          76,165
     COST OF TRAINING                       187          10,268          12,037
                                   ------------    ------------    ------------
     TOTAL COST OF SALES                110,983          70,551          88,202
                                   ------------    ------------    ------------

     GROSS PROFIT                        18,856         101,916          65,764
                                   ------------    ------------    ------------
EXPENSES
     SALES AND MARKETING                474,250         176,120          37,833
     GENERAL AND ADMINISTRATION         864,442         334,697         409,017
     RESEARCH AND DEVELOPMENT            24,063          10,531          17,520
     DEPRECIATION EXPENSE                64,387          64,478          52,819
     INTEREST EXPENSE                   109,497          39,093          12,809
                                   ------------    ------------    ------------
     TOTAL EXPENSE                    1,536,638         624,919         529,998
                                   ------------    ------------    ------------

     GAIN ON PATENT SALE AND
     RETIREMENT OF DEBT                   5,557
                                   ------------    ------------    ------------
     LOSS BEFORE PROVISION FOR
     INCOME TAXES                    (1,512,226)       (523,003)       (464,234)

     PROVISION FOR INCOME TAXES               0               0               0
                                   ------------    ------------    ------------

NET INCOME (LOSS)                    (1,512,226)       (523,003)       (464,234)
                                   ============    ============    ============

BASIC AND DILUTED EARNINGS
     (LOSS) PER COMMON SHARE               (.09)          (0.04)          (0.04)

BASIC AND DILUTED WEIGHTED
     AVERAGE NO. OF COMMON
     SHARES                          16,014,570      13,535,120      11,209,996

The notes to the financial statements attached as an exhibit are an integral part of this Comparative Statement of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a Delaware corporation formed in November 1994. Our primary business is the sale, marketing, manufacturing, licensing and development of innovative, high-value computer data input devices and services. On January 27, 1995, we merged with Industrial Innovations, Inc., an Arizona corporation founded in October 1987. We were the surviving legal entity. As a result of the merger, each outstanding share of common stock held by the shareholders of Industrial Innovations, Inc., was exchanged for one share of our common stock. DataHand(R) is a registered trademark of ours.

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

     During fiscal 2001 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Fifty-five percent (55%) of our sales during fiscal 2001 occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fees as a deduction from the sales price paid.

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

     There are no particular external business conditions that have affected our business in the past. Sales have declined year-to-year since 1998 because of a restructuring that occurred at the end of 1998. Because of a lack of funding at that time, our management agreed that we would layoff most of our work force and concentrate our efforts on raising needed capital and completing the design of the "ErgoHand" (the low cost DataHand(R) Ergonomic Keyboard) and the recruitment of needed, experienced personnel for the future. These tasks have been completed, and we anticipate that sales will show an increase beginning in 2003. There are no seasonal or other aspects in our financial performance.

     Revenues have not been segmented by market segment in the past. However, it is anticipated that revenues will be segmented in the future between at least: web sales, resellers and corporate sales.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2002, SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUE. Total revenue for the fiscal years ending September 30, 2002, 30, 2001 and September 30, 2000 were $129,838, $172,467, $153,966, respectively. The twelve month period ending September 30, 2002 saw sales of keyboards of $129,838 and training revenue of $0, the twelve month period ending September 30, 2001 saw sales of keyboards of $162,317 and training revenue of $10,150, and the twelve month period ending September 30, 2000 saw sales of keyboards of $151,466 and training revenue of $2,500. The change in revenue is attributable to decreased sales during year ending September 30, 2002 and increased sales during year ending September 30, 2001 of our DataHand(R) Ergonomic Keyboards.

     Fiscal year 2001 continued our rebuilding which was begun in 2000. In December of 2000 we hired a President with experience in marketing and sales of computer equipment through dealers and distributors. Prior to the hiring, over 95% of sales were made as a result of our web site. Upon the hiring of the new President, in Fiscal 2001 our web site was completely revised. During these revisions, the site was down at times for periods of up to two weeks at a time. Our web site designer necessitated this because we could not incur the cost of running two sites simultaneously - the old site and the new site. During the times the web site was down, there were, in effect, no sales. In 2001 and 2002 through September 30th, positive results of the revised web-site were realized in increased "hits" to the site, from a level averaging 25,000 hits in 2000 to an average of 125,000 hits during the year ended September 30th, 2002. In addition, we began, in July, 2002, an aggressive advertising campaign, including the placement of advertisements in magazines and the attendance at three conferences to show the DataHand(R) Ergonomic Keyboard. Results from these advertisements and show attendance can be shown in the increase of hits on the web site and the interest and negotiations with large, potential customers. It is the intent of management to continue the advertising and show attendance in fiscal 2002/2003.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2002, September 30, 2001 and September 30, 2000 were $110,983, $70,551 and $88,202, respectively. The twelve month period ending September 30, 2002 saw cost of keyboards sold of $110,796 and cost of training of $187, while the twelve month period ending September 30, 2001 saw cost of keyboards sold of $60,283 and cost of training of $10,268 and the twelve month period ending September 30, 2000 saw cost of keyboards sold of $76,165 and cost of training of $12,037. Cost of goods sold for the fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000 were $110,983 or approximately 85% of total revenue, $70,551 or approximately 41% of total revenue and $88,202 or approximately 57% of total revenue. The increase in cost of goods sold of $40,432 or approximately 31% of total revenue of fiscal year ending September 30, 2002 is primarily attributable to increased labor cost.

     Gross profit for the fiscal year ended September 30, 2002 was $18,856 or approximately 15% of total revenue, gross profit for the fiscal year ended September 30, 2001 was $101,916 or approximately 59% of total revenue and gross profit for the fiscal year ended September 30, 2000 was $65,764 or approximately 43% of total revenue. The 15% in gross profit in fiscal year 2002 as compared to fiscal year 2001 is primarily attributable to the reduction in sales volume during the twelve month period ending September 30, 2002.

     The improvement in gross profits incurred during fiscal 2001 was the results of lower labor costs during much of the year. It should be noted that we began fiscal 2000 with limited staff, especially in marketing and sales and that we had no plans for making a profit in fiscal 2000. Our production staff is meeting our needs currently, but as sales improve increases in production staff will be addressed and revised as required.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the fiscal years September 30, 2002, September 30, 2001 and September 30, 2000 were $474,250, $176,120 and $37,833, respectively. The approximate 169% increase in sales and marketing expense over fiscal year 2001 is representative of us shifting from a development mode to a sale mode.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000 were $864,442, $334,697 and $409,017, respectively. The increase of
$529,745 or approximately 158% in fiscal year 2002 is primarily attributable to an increase of $317,000 in salary expense and $200,000 in warrant and option expense.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the fiscal years ended September 30, 2002, September 30, 2001 and September 30, 2000 were $24,063, $10,531 and $17,520, respectively. The slight increase of $13,532 in research and product development expenses is due to the development of the ErgoHand(R), although the relatively small amount of total research and product development expenses are representative of us shifting from a development mode to a sales mode over the three year period. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the ErgoHand(R).

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal year ended September 30, 2002, September 30, 2001 and September 30, 000 were $64,387, $64,478 and $52,819, respectively. We anticipate that depreciation expense will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2002, September 30, 2001 and September 30, 2000 was $109,497, $39,093 and
$12,809, respectively. New financing placed during the fiscal year ended September 30, 2002 were the sources of the increase of $70,404 in interest expense over fiscal year 2001.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the fiscal year ended September 30, 2002, September 30, 2001 and September 30, 2002, were $1,536,638, $624,919 and $529,998, respectively. The increase of $911,719 or
146% in fiscal 2002 as compared to fiscal 2001 is primarily the result of the increase of $298,130 in sale and marketing expenses and $529,745 in general and administrative expenses during the fiscal years.

     PROVISION FOR INCOME TAXES. As of September 30, 2002, we had a net operating loss carry forward balance of approximately $13,233,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2002, we had a negative working capital of $147,808. At September 30, 2000, we had a negative working capital of $36,216, and at September 30, 2000, we had a positive working capital of $47,806. Current assets increased to $146,814 at the twelve months ended September 30, 2002 from $142,336 at the twelve months ended September 30, 2001. Current assets were $56,612 at September 30, 2000. The changes were due primarily to changes in cash, inventory and non-trade receivables.

     Our operating activities used net cash during the year ended September 30, 2002 of $1,022,592, as compared to net cash used during the fiscal years ended September 30, 2000 of $493,275 and September 30, 2002 of $276,956. The major element contributing to net operating cash flow was cash paid for general and administrative and marketing expense.

     At the end of the fiscal year ended September 30, 1998, we had current notes payable outstanding of $22,500. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $193,992, bringing the total due on current notes payable on September 30, 1999 of $216,492. In the fiscal year ended September 30, 2000, we borrowed an additional $197,849, bringing the total due on current notes payable to $414,341. As of September 30, 2001, we owed $14,000, which is a reduction of $400,341. As of September 30, 2002, we owed $182,516, which is an increase of $168,516. The current notes payable during those periods of time bore interest at rates between 0% and 10% per annum.

     At the end of the fiscal year ended September 30, 1998, we had long term notes payable outstanding of $116,363. During the period from September 30, 1998 through September 30, 1999, we borrowed an additional $39,039, bringing the total due on long term notes payable on September 30, 1999 of $155,402. In the fiscal year ended September 30, 2000, we reduced our debt by $11,068, bringing the total due on long term notes payable to $144,334. As of September 30, 2001, we had long term debt of $391,041, which is an increase of $246,707. As of September 30, 2002, we had long term debt of $554,200, which is an increase of $163,159.

     The long term debt still on the balance sheet as of September 30, 2002 was for past pay owed to two officers - Dennis Monroe, Vice President of Operations, and James Cole, Chairman and CEO. Both officers agreed to the booking of this back pay as a long term debt, not due until after December 2003.

     Our capital lease obligations ended in fiscal year 2000. In fiscal year ended September 30, 1999, we made capital lease payments of $19,997. In the fiscal year ended September 30, 2002, we made no capital lease payments since we had no capital lease obligations in fiscal year 2002.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our history. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the summer of 2003. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

     We believe that our short term liquidity needs can be achieved through our current group of investors. These investors have supported us during the past two years and continue to do so. For example, during the past twelve months these investors have furnished us with $675,114 in working capital. In the long term, we have a need to raise additional capital to expand our marketing and sales activities and to complete the development, testing and marketing of our newest product, the low-cost DataHand(R) Ergonomic Keyboard named ErgoHand(R).

     We have negotiated with Bank of America for a $250,000 line of credit. The bank approved the application for the line of credit on the condition that all of the members of our Board of Directors must guarantee the repayment of the line of credit. All Board members agreed to guarantee the repayment to the bank. However, one of our shareholders believed that it would be simpler if he invested an additional $400,000 into us rather than our borrowing $250,000. We accepted our shareholder's offer. Our current line of credit is for $30,000 from Textron Financial, with a variable interest rate that is currently 10%. The line of credit is guaranteed by James Cole, our Chairman and CEO. In the past, the $30,000 line of credit has been all that was needed as a supplement on which we could operate. This is because of the support from our shareholders. The $30,000 line of credit is set up whereby payments can be made to reduce the outstanding balance on the credit line from time to time with no penalties.

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

     Sales, and resulting profits, should increase because of our new marketing and sales team has recently contracted with 64 distributors, is negotiating with companies such as Gateway, Dell, Compaq and Microsoft to distribute our products, is instituting a program to attend both Workers Compensation and Ergonomic Products conferences and has plans in place to increase sales through our web site. In addition the Company is currently working with an experienced sales enterprise, headquartered in Washington, D.C. on several potential government contracts, including the U.S. Navy, the Internal Revenue Service and the Department of Defense.

     The following are the number of units sold for each of the periods from October 2000 through September 2002.

                                      Year Ended     Year Ended     Year Ended
                                     September 30,  September 30,  September 30,
                                         2002           2001           2000
                                         ----           ----           ----
Monthly Range                            28-1           30-2           20-6
Total for Year                            119            171            130

ROYALTY AGREEMENTS

     As a means to raise capital, our predecessors in interest initiated a program whereby they sold or granted the right to receive future royalties on the sale of certain DataHand(R) family products. The Fixed Royalty Override
Agreements (Royalty Agreements) originally called for total royalties of $5.91 for each DataHand(R) device we sold, and for which any party sold under sublicense from us. The Royalty Agreements expire through March 31, 2007. The royalty payments are not a material amount. Royalty payments accrued during the past five year are less than $2,300. These payments are an insignificant portion of our expenses and are fully discussed in the notes to our financial statements.

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

CAPITAL STOCK

     We have total authorized capital of 35,000,000 shares consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.001 par value per share.OptionsOption agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                              9/30/02     9/30/01     9/30/00     9/30/99     9/30/98
                              -------     -------     -------     -------     -------
Beginning Balance             689,758     689,758     592,303     539,803     964,461
Employee/director granted     630,000                  97,455      47,500     354,878
Non-employee granted                                                5,000      32,167
Employee expired               27,500                                         811,703
Non-employee expired          214,963
Ending Balance              1,077,295     689,758     689,758     592,303     539,803

Expiration Date of the
Options Granted              9/30/07       8/1/05      7/1/04      2/1/03

Option Price                    1.00         1.00        1.00        1.00

Fair value
Of Options Granted               .26          -0-         .32         .65

     In years prior to fiscal year ended 30, 2002 employee stock option plans based on the provisions of APB No. 25, under which no compensation cost has been recognized. If the option costs had been calculated under provisions of SFAC 123, our loss would have been the following.

                         9/30/01        9/30/00        9/30/99        9/30/98
                        --------       --------       --------       ----------
Amount reported         (519,354)      (466,866)      (921,518)      (2,137,329)
Proforma                (519,354)      (466,866)      (921,518)      (2,183,463)

     A copy of our stock option is attached as an exhibit to our Form 10-SB filed on October 9, 2001 with the SEC. It is available on-line on EDGAR at the SEC's web site.

Warrants

     We have outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. Certain outstanding warrants have expiration dates through September 1, 2004 and certain warrants expire at the date of an initial public offering. Below lists the warrants outstanding at the end of each period.

                       9/30/2002   9/30/2001   9/30/2000    9/30/99     9/30/98
                       ---------   ---------   ---------   ---------   ---------
Beginning Balance      2,808,979   2,608,696   2,455,413   1,181,311   1,146,110
Warrants Issued          150,000     706,566     153,283   1,274,102     101,701
Warrants Exercised        15,700
                       ---------   ---------   ---------   ---------   ---------
Warrants Expired       1,072,200     506,283           0           0      66,500
Ending Balance         1,871,079   2,808,979   2,608,696   2,455,413   1,181,311
                       ---------   ---------   ---------   ---------   ---------

     As of September 30, 2002, we had 23 holders of warrants for 1,871,079 shares of common stock.

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

ECONOMIC CHANGES DUE TO INCREASED SECURITY MEASURERS

     Since the terrorist attack of September 11, 2001, we have reviewed our company for any impact that this might bring on our business. However, the Company discovered that, after a ninety day period following the terrorist attack on the World Trade Center, sales and interest in the DataHand Ergonomic Keyboard returned to previous levels and has continued to increase during the remaining nine months of the fiscal year.

     We did, however, notice that freight cost increased. To offset this, the Company entered into an agreement with Airborne Freight that helped offset these increases.

ITEM 7. FINANCIAL STATEMENTS

                                SHELLEY INTL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Datahand Systems, Inc.

     I have audited the accompanying consolidated balance sheets of Datahand Systems, Inc. as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datahand Systems, Inc. as of September 30, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for years ended September 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principles.

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

                                        /s/ Shelley Intl., CPA

December 26, 2002

                             DATAHAND SYSTEMS, INC.

                                 BALANCE SHEET

                AS OF SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                     ASSETS

                                         September 30,          September 30,
                                             2002                   2001
                                           --------               --------
CURRENT ASSETS
  Cash                                       27,868                 56,966
  Trade Receivables                           4,397                  1,054
  Inventory                                 114,549                 84,316
                                           --------               --------

      Total Current Assets                  146,814                142,336
                                           --------               --------

EQUIPMENT, net                               38,262                103,092
                                           --------               --------

OTHER ASSETS
                                           --------               --------

TOTAL ASSETS                                185,076                245,428
                                           ========               ========


        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                 BALANCE SHEET

                AS OF SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,    September 30,
                                                                2002              2001
                                                            -------------    -------------
CURRENT LIABILITIES

  Payables                                                        88,760           73,002
  Accrued Payroll                                                 15,993
  Royalty Payable                                                  3,108            2,789
  Warranty Payable                                                 4,246            4,739
  Notes Payable                                                  182,516           14,000
                                                             -----------      -----------
    Total Current Liabilities                                    294,622           94,530
                                                             -----------      -----------

LONG TERM NOTES PAYABLE                                          554,200          391,041
DEFERRED INCOME                                                   17,377            2,268
                                                             -----------      -----------

    Total Liabilities                                            866,199          487,839
                                                             -----------      -----------

STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.001,
  no shares outstanding

  Common Stock, authorized 30,000,000 shares of
  stock, 16,706,363, and 15,786,425 shares issued
  and at September 30, 2002 and September 30, 2001
  par value $0.001 per share                                      16,706           15,786

  Additional Paid in Capital                                  15,470,511       14,747,442

  Options and Warrants                                           199,525

  Stock Subscribed                                                               (150,000)

  Retained Earnings (Loss)                                   (16,367,865)     (14,855,639)
                                                             -----------      -----------

  Total Stockholders' Equity                                    (681,123)        (242,411)
                                                             -----------      -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             185,076          245,428
                                                             ===========      ===========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                         Year           Year           Year
                                        Ended          Ended          Ended
                                     September 30   September 30   September 30
                                         2002           2001           2000
                                     ------------   ------------   ------------
INCOME
  Sales of Product                        129,838        162,317        151,466
  Training Revenue                                        10,150          2,500
                                     ------------   ------------   ------------

  Total Revenue                           129,838        172,467        153,966
                                     ------------   ------------   ------------
COST OF SALES
  Costs of Goods Sold                     110,796         60,283         76,165
  Cost of Training                            187         10,268         12,037
                                     ------------   ------------   ------------

  Total Cost of Sales                     110,983         70,551         88,202
                                     ------------   ------------   ------------

  Gross Profit                             18,856        101,916         65,764
                                     ------------   ------------   ------------
EXPENSES
  Sales and Marketing                     474,250        176,120         37,833
  General and Administrative              864,442        334,697        409,017
  Research and Development                 24,063         10,531         17,520
  Depreciation Expense                     64,387         64,478         52,819
  Interest Expense                        109,497         39,093         12,809
                                     ------------   ------------   ------------

  Total Expense                         1,536,638        624,919        529,998
                                     ------------   ------------   ------------
  Gain on Patent Sale and
     Retirement of Debt                     5,557             --             --
                                     ------------   ------------   ------------
  Loss before Provision for
    Income Taxes                       (1,512,226)      (523,003)      (464,234)

  Provision for Income Taxes                    0              0              0
                                     ------------   ------------   ------------

NET INCOME (LOSS)                      (1,512,226)      (523,003)      (464,234)
                                     ============   ============   ============
Basic and Diluted Earnings
  (Loss) per Common Share                   (0.09)         (0.04)         (0.04)
                                     ------------   ------------   ------------

Basic and Diluted Weighted Average
  Number of Common Shares              16,014,570     13,535,120     11,209,996
                                     ------------   ------------   ------------

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD SEPTEMBER 30, 1999 TO SEPTEMBER 30, 2002

                                               Common Stock       Additional
                                          ---------------------     Paid in   Options and    Stock      Accumulated        Total
                                             Shares      Amount     Capital     Warrants   Subscribed     Deficit          Equity
                                          -----------   -------   -----------   --------   ----------   ------------    -----------
Balance, September 30, 1999                11,071,618    11,072    13,381,220                            (13,869,419)      (477,127)

Sales of Common Stock                         276,000       276        88,723                                                88,999
Deficit for year                                                                                            (466,866)      (466,866)
                                          -----------   -------   -----------   --------   ---------    ------------    -----------

Balance, September 30, 2000                11,347,618    11,348    13,469,943                            (14,336,285)      (854,994)

Sales of Common Stock                       3,639,894     3,639       741,607                                               745,246
Stock Issued for Services                     278,756       279        17,754                                                18,033
Conversion of Debt, Interest, Royalties       520,157       520       518,138                                               518,658
Stock Subscribed                                                                            (150,000)                      (150,000)
Deficit for year                                                                                            (519,354)      (519,354)
                                          -----------   -------   -----------   --------   ---------    ------------    -----------

Balance, September 30, 2001                15,786,425    15,786    14,747,442               (150,000)    (14,855,639)      (242,411)

Sales of Common Stock                         565,000       565       464,435                                               465,000
Stock Issued as Loan Inhancement              194,414       194       101,284                                               101,478
Conversion of Interest                         11,824        12        11,776                                                11,788
Stock Issued for Services Rendered            130,000       130       129,870                                               130,000
Stock Subscribed                                                                             150,000                        150,000
Options Issued for Services Rendered                                             158,638                                    158,638
Warrants Issued as Stock Inhancement                                              40,887                                     40,887
Warrants Exercised                             15,700        16        15,684                                                15,700
Conversion of Royalty                           3,000         3            20                                                    23
Deficit for year
  ended September 30, 2002                                                                                (1,512,226)    (1,512,226)
                                          -----------   -------   -----------   --------   ---------    ------------    -----------

Balance, September 30, 2002                16,706,363    16,706    15,470,511    199,525          --     (16,367,865)      (681,123)
                                          ===========   =======   ===========   ========   =========    ============    ===========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

                THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                               Year           Year           Year
                                              Ended          Ended          Ended
                                           September 30   September 30   September 30
                                               2002           2001           2000
                                           ------------   ------------   ------------
Cash Flows from
Operating Activities

    Net Loss                                (1,512,226)      (523,003)      (464,234)

    Accounts Receivable                         (3,343)           513         14,110
    Inventory                                  (30,233)       (29,271)        39,367
    Deposits                                                    2,600
    Accounts Payable                            15,758        (53,899)       (72,972)
    Deferred Income                             15,109         (3,649)            --
    Original Issue Discount                   (101,484)
    Depreciation Expense                        64,035         64,478         52,819
    Amortization of Original Issue
      Discount                                  71,159
    Stock for services                         130,000         18,033
    Stock Issued as
      Loan Enhancement                         101,478
    Stock Issued for Accrued Interest           11,788         29,707
    Stock Issued for Royalty Conversion             23
    Options Issued for services                158,638
    Warrants Issued for
      Stock Enhancement                         40,887
    Changes in current liabilities
    Accrued Payroll                             15,993                       155,748
    Accrued Warranty and Royalty                  (174)         1,216         (1,794)
                                            ----------     ----------     ----------

Net Cash Provided by Operations             (1,022,592)      (493,275)      (276,956)
                                            ----------     ----------     ----------
Cash Flows Used
in Investing Activities
    Fixed Asset Purchase (Sale)                   (795)        73,303          6,665
                                            ----------     ----------     ----------

Net Cash Used for Investing                       (795)        73,303          6,665
                                            ----------     ----------     ----------
Cash Flows from Financing
    Notes Payable                              361,999         28,298        186,781
    Stock Purchase Receivable                  150,000       (150,000)
    Sales of Stock                             480,700        745,246         88,999
                                            ----------     ----------     ----------

Cash Flows from Financing                      992,699        623,544        275,780
                                            ----------     ----------     ----------

Net Increase (Decrease) in Cash                (29,098)        56,966         (7,841)

Cash, Beginning of Period                       56,966             --          7,841
                                            ----------     ----------     ----------
Cash, End of Period                             27,868         56,966             --
                                            ==========     ==========     ==========

        The accompanying notes are an integral part of these statements

SCHEDULE OF TAXES PAID

Twelve Months Ended September 30, 2002

     None

Twelve Months Ended September 30, 2001

     None

Twelve Months Ended September 30, 2000

     None

SCHEDULE OF INTEREST PAID

Twelve Months Ended September 30, 2002

     $ 2,369

Twelve Months Ended September 30, 2001

     $39,093

Twelve Months Ended September 30, 2000

     $12,809

Schedule of Significant Non-Cash Transactions

Twelve Months Ended September 30, 2002

     630,000 stock options granted for directors services rendered, valued at
       $158,639
     150,000 stock warrants granted for stock enhancement, valued at
       $40,886
     11,788 shares of stock were issued for Accrued Interest of $11,788 194,414 shares of stock were issued as a loan enhancement, valued at
       $101,484
     3,000 shares of stock were issued as a conversion of royalty interest, valued at $23
     130,000 shares of stock were issued for services rendered, valued at
       $130,000
     Conversion of $218,664 of current accrued payroll to long term debt Conversion of $46,943 of notes payable to long term debt

        The accompanying notes are an integral part of these statements

Twelve Months Ended September 30, 2001

     278,756 shares issued for services rendered value at $18,033
     488,950 shares issued for the conversion of $488,950 of Notes Payable debt 29,707 shares issued for payment of accrued interest on the Notes Payable 1,500 shares issued for royalty rights, no value assigned
     Conversion of $307,019 of current accrued payroll to long term debt 706,566 warrants issued, valued at $0.00

Twelve Months Ended September 30, 2000

     153,283 warrants issued, valued at $0.00

For a more detailed explanation of stock options and warrants see Note 4

        The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2002 and September 30, 2001


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous sixteen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. The information included in this Form 10-KSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of September 30, 2002 the Company had 64 distributors. The company's new president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $69,304 for the year ended September 30, 2002, $11,686 for the year ended September 30, 2001 and $10,692 for the year ended September 30, 2000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                      9/30/02   9/30/01   9/30/00
                                      -------   -------   -------
                    Raw materials      87,618    51,882    14,654
                    Work-in-Process         0     7,250    35,117
                    Finished goods     26,931    25,183     5,275
                                      -------   -------   -------

                                      114,549    84,315    55,045
                                      -------   -------   -------

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                                         9/30/02        9/30/01
                                                        --------       --------
                    Tooling and jigs                     163,205        163,205
                    Prototypes
                    Machinery and equipment               31,700         31,700
                    Office equipment                      46,997         46,997
                    DataHand(R)Systems units held for
                      rental and promotion                48,705         48,705
                    Tenant improvements and other         17,430         17,430
                    Patents                               88,484         89,279
                    Total fixed assets                   436,395        437,190
                                                        --------       --------
                    Less: Accumulated depreciation
                      and Amortization                  (398,133)      (334,098)
                    Total                                 38,262        103,092
                                                        --------       --------

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the year that ended September 30, 2002 was $27,722 and for the year that ended September 30, 2001 was $14,367 and for the year ended September 30, 2000 was $4,765. Accumulated amortization as of September 30, 2002 was $72,510.00.

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

                             9/30/02      9/30/01      9/30/00
                             -------      -------      -------

Weighted average shares   16,014,570   13,535,120   11,209,996

Anti-dilutive Options      1,077,295      689,758      689,758
Anti-dilutive Warrants     1,871,079    2,808,979    2,608,696

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities' fair value or intrinsic value. The Company has selected to utilize the fair value method for valuing and recording options.

Warranty and Right of Return

Upon the sale of a system, the Company gives a 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company gives an additional eleven months warranty on replacement of parts. This warranty payable is shown as a current liability on the balance sheet.

Reclassifications and Changes in Accounting

During the current year, the Company changed its accounting for the way it valued and recorded options given to employees from the intrinsic value method to the preferred fair value method. This change did not however constitute any change in the previous numbers as the intrinsic value and the fair value for options issued for the previous two years were both zero.

The Company changed the payroll entries which constituted the costs of goods sold. Previously the chief operational officer's salary was included in the costs of goods sold for the year as a period expense. During the current year, management decided that a better reflection of the actual activities of the Company were to have all officer salaries reflected in the General and Administrative Expenses. This change was made retroactively for the previous two years also.

Note 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                                                    9/30/02     9/30/01
                                                                                   --------    --------
Demand Notes to:
Officers 0% interest,                                                                            14,000

Investors 10% interest payments
paid quarterly with stock                                                           194,414           0
                                                                                   --------    --------

Total Current Notes                                                                 194,414      14,000
                                                                                   --------    --------
Long Term Notes Payable

Officer Note, 10%  int. paid annually
Officer Notes, no interest                                                          525,683     344,098
Officers 0% interest,                                                                41,746      41,746
Employees  0% interest                                                                5,197       5,197
                                                                                   --------    --------

Total Current Notes-Face Value                                                      572,626     391,041

Gross Original Issue Discount                                                       (39,855)
Amortization of Original Issue Discount                                              27,957
                                                                                   --------    --------

Original Issue Discount                                                             (11,898)          0
                                                                                   --------    --------
Line of credit, 13.75 % (prime based) plus 2% of principal paid monthly for 2001 and 2002, credit line from a private finance company as of 9/30/2002 was $30,000 with no balance as of 9/30/2002, this loan is secured by a personal guarantee of
one of the directors of the Company                                                       0           0
                                                                                   --------    --------

Total Long Term Notes Payable                                                       560,728     405,041
                                                                                   --------    --------

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

There were 583,000 shares issued for the conversion of fixed royalties held within the Option C Program. The shares were valued at $0.75 per share and were issued prior to September 30, 1997. Also within the Option B Program, during the year ended September 30, 2002 there were 3,000 shares issued for the conversion of $.02 of fixed royalty, these shares were valued at $.01.

Royalty expense for the years 1999-2001 and quarters ended 12/31/01 and 03/30/02 for Options A and B are listed below.

Periods                           months     units     Unit $    Royalty
-------                           ------     -----     ------    -------
  Year ended 9/30/99
  Option A Royalties                12        173       .958      165.79
  Option B                          12        173       1.75      302.75

  Year ended 9/30/00
  Option A Royalties                12        144       .957      137.84
  Option B                          12        144       1.75      252.00

  Year ended 9/30/01
  Option A Royalties                12        171       .087      137.89
  Option B                          12        171       1.75      299.25

  Year ended 9/30/02
  Option A Royalties                12        120      1.108      132.90
  Option B                          12        120       1.73      208.58

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                   09/30/02      09/30/01       09/30/00
                                  ----------    ----------     ----------
Beginning Balance                    689,758       689,758        592,303
Employee/director granted            630,000                       97,455
Non-employee granted
Employee/director expired             27,500
Non-employee expired                 214,963
                                  ----------
Ending Balance                     1,077,295       689,758        689,758
                                  ----------    ----------     ----------
Expiration Date of the
Options Granted                     09/30/07                       8/1/05

Option Price                       $    1.00                   $     1.00

Weighted average fair value
Of Options Granted                       .26                            0

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending September 30, 2002: average stock price $1.00, average risk-free interest rate of 3.14%, expected dividend yields of zero, expected lives of five years and average expected volatility of 21.2%. Option values were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of September 30, 2002

                                    Exercise      Expire      Remaining
Period                   Number      Price         Date         months
------                   ------      -----         ----         ------
September 30, 2002      600,000       1.00        9/30/07         60
July 10, 2002             7,500       1.00        7/10/07         57
March 31, 2002           22,500       1.00       10/01/06         48
September 30, 2000       97,455       1.00         8/1/05         34
September 30, 1999       52,500       1.00         7/1/04         21
September 30, 1998      297,340       1.00         2/1/03          4
                     ----------

Total                 1,077,295
                     ----------

Average Price and Remaining Life      1.00        37 mths

Warrants

The Company had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants issued prior to September 30, 2001. Warrants that were issued during the year ending September 30, 2002 were valued at $.26. Certain outstanding warrants have expiration dates through November 1, 2006 and 211,111 warrants expire at the date of an initial public offering (IPO). Excluding the IPO expiring warrants, the average expiration date is December 25, 2003. Below lists the warrants outstanding at the end of each period.

                      9/30/02     9/30/01     9/30/00
                     ---------   ---------   ---------
Beginning Balance    2,808,979   2,608,696   2,455,413
Warrants Issued        150,000     706,566     153,283
Warrants Exercised      15,700           0           0
Warrants Expired     1,072,200     506,283           0
                     ---------   ---------   ---------

Ending Balance       1,871,079   2,808,979   2,608,696
                     ---------   ---------   ---------

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

Period Ended                        Shares Issued         Value
------------                        -------------         -----
September 30, 2002                     130,000           130,000
September 30, 2001                     278,756            18,033

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,293,214, which is calculated by multiplying a 40% estimated tax rate by the cumulative NOL of $13,233,034. The total valuation allowance is a comparable $5,293,214.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                       9/30/02    9/30/01    9/30/00
                                       -------    -------    -------
     Net change in deferred taxes         0          0          0
     Current taxes payable                0          0          0
     Provision for Income Taxes           0          0          0

Below is a chart showing the federal net operating losses and the years in which they will expire.

          Year          Amount            Expiration
          ----          ------            ----------
          1989            87,945             2009
          1990           101,036             2010
          1991           300,723             2011
          1992           229,131             2012
          1993           641,247             2013
          1994         1,179,831             2014
          1995         1,081,466             2015
          1996         1,940,165             2016
          1997         2,049,650             2017
          1998         2,101,421             2018
          1999           920,253             2019
          2000           542,190             2020
          2001           512,226             2021
          2002         1,512,226             2022
                     -----------
     Total NOL        13,233,034
                     ===========

Note 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                          9/30/02     9/30/01     9/30/00
                          -------     -------     -------
Office rent                 4,913       4,740       4,627
Storage                       136         136         136
Apartment rent                931         915         906
Office Equipment              633       1,043       1,036
                           ------      ------      ------
Total Monthly               6,613       6,834       6,705
                           ------      ------      ------

The monthly operating leases as of 09/30/02 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                      Year 1   Year 2   Year 3   Year 4   Year 5
                      ------   ------   ------   ------   ------
Office Equipment       7,596    7,596    7,596    7,596    7,596
Real Estate           71,760   71,760   71,760   71,760   71,760
                      ------   ------   ------   ------   ------

Total Yearly Leases   79,356   79,356   79,356   79,356   79,356
                      ------   ------   ------   ------   ------

Note 7. GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $16,367,865. For the last three years revenues have been only $456,271 versus $2,691,555 for costs and expenses.

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

Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 142-147 and their effect on the Company.

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

SFAS 145 Extra-ordinary item classification, Sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as an operating lease be accounted for under the sale-lease-back provisions of SFAS
98. The effective date of this statement is May 15, 2002.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 9. RELATED PARTY

The company rents its offices on a month-to-month basis. During the signing of the first lease a former officer and shareholder was also included on the lease as well as the Company, and is therefore a guarantor.

The company has borrowed funds from shareholders during the year ended September 30, 2002 in the amount of $191,414.

Note 10. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently management divides revenue into two categories, sales of Datahand and training. These two categories are shown on the face of the statement of operations.

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

     We decided not to have audits performed during fiscal years ended September 30, 1998, 1999 and 2000 so that the funds which would have been spent on audits for those years could be spent on product development and marketing. Thus, we terminated our relationship with Arthur Anderson LLP. We retained Mark Shelley, CPA, of Shelley Intl CPA, independent certified public accountant in May of 2001 to prepare the audits for those fiscal years, and such audits are included in this Report. Shelley Intl CPA, report on our financial statements for the fiscal years ended September 30, 2001, 2000, 1999 and 1998, was prepared assuming we would continue as a going concern and raised substantial doubt about our ability to continue as a going concern. In connection with this audit, and subsequently to the present, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Shelley Intl CPA, would have caused it to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Shelley Intl CPA, no discussions took place between our company and Shelley Intl CPA, regarding the application of accounting principles or the type of opinion that might be rendered on our financial statements. We authorized Arthur Anderson LLP to respond fully to inquiries from Shelley Intl CPA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

NAME                       AGE          POSITION
----                       ---          --------
James A. Cole              56           Chief Executive Officer and Chairman of
                                        the Board
Marvin Altman              77           Member of the Board
Scott R. Scartozzi         41           President
Dennis J. Monroe           63           Vice President of Operations
Dale Retter                54           Director of Research and Development and
                                        Member of the Board
Robert Caplan              57           Vice President of Sales
Dan Kass                   52           Vice President of Sales-Midwest Division

James A. Cole, BS, MBA, is our Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Cole is President of Applebee's of Texas and Financial Consultant to Applebee's International, Inc., is Chairman of the Board and Chief Executive Officer of Coil Wells, Inc., an environmentally friendly coal mining company, was President of Tri-Steel Structures, a manufacturer of steel frames for residential buildings, was Chief Financial Officer of Stevens

Graphics Corporation and Didde Graphic Systems Corporation, manufacturers of printing presses and was Manager of Planning and Analysis for Rockwell International. Mr. Cole has an undergraduate degree in Accounting and Finance and graduate degrees in Business Administration (Marketing) and International Finance. Mr. Cole has taken three companies through the initial public offering process.

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

Scott R. Scartozzi is our President. Mr. Scartozzi has over 16 years of experience of senior management in the computer and information technology industry. Mr. Scartozzi has served as president of RNI Resource Network, Inc., President of Resource Network Services, Inc., operations manager of Computer Town, Inc., and vice president of sales and marketing for Broker Publishing. He has an undergraduate degree in Electrical Engineering.

Dennis J. Monroe, BS, MS, is our Vice President of Operations. Mr. Monroe has over 20 years of United States and International business experience with three leading capital goods manufacturers specializing in innovating and utilizing new technologies and organizational development. He has served at the officer level with Ferrofluidics as vice president of operations, Vitronics Corporations as vice president of manufacturing and Harris Graphics Corporation as vice president of manufacturing and operations. He has also served as plant manager for Van Dorn Plastic Machinery. His undergraduate degree is in Industrial Engineering, and his graduate degree is in Industrial Administration, Managing Engineering, Product Development and Operations to provide profitable and commercial products utilizing design and manufacturing processes in many international locations.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The following table shows for the fiscal year ended September 30, 2002 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Chief Executive Officer and our President. None of our executive officers received aggregate compensation of more than $125,000 for fiscal year 2002 and $100,000 for fiscal years 2001 and 1999.

                               ANNUAL COMPENSATION

SALARY($) ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     BONUS($)      COMPENSATION($)
---------------------------             ----     --------      ---------------
James A. Cole (1)                       2002     $112,769         $ 79,280
Scott R. Scartozzi, President(2)        2001     $105,408         $125,000

----------
(1) James A. Cole has served as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. James A. Cole has stock options to purchase 362,689 shares of common stock. Mr. Cole's compensation for the year 2002 has been accrued at $190,564 on our books.
(2) Scott R. Scartozzi has served as our President from December 6, 2000. All of Mr. Scartozzi's compensation is paid pursuant to his contract, a copy of which was attached as an exhibit to our Form 10-KSB for fiscal year ended September 30, 2001 filed with the SEC on July 31, 2002. A copy is available from the SEC's web site. Currently, Mr. Scartozzi is paid at the rate of $125,000 per year for 2002 in base salary plus a bonus of up to $125,000 per year. For the year ended September 30, 2002, Mr. Scartozzi was compensated with 125,000 shares of common stock in lieu of bonus.

     We do offer medical insurance, but not other benefits to our employees, including executive officers and directors who also are our employees. The total cost incurred by the company for the fiscal year that ended September 30, 2002 was less than $12,000.

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

DIRECTORS' COMPENSATION

     We currently do not compensate our non-employee directors for their services to us other than by awards of stock options. The non-employee directors as a group hold 381,000 stock options as of September 30, 2002. We may reimburse our directors for certain expenses in connection with attendance at board and committee meetings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2002 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                     SHARES BENEFICIALLY OWNED
                                                       (1)              (2)
                                                     -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER          PERCENT
------------------------------------                  ------          -------
DIRECTORS AND EXECUTIVE OFFICERS
James A. Cole ...................................     695,643           4.17%
Marvin Altman ...................................     128,784           0.77%
Scott R. Scartozzi ..............................     277,188           1.66%
Dennis J. Monroe ................................     139,208           0.83%
Dale J. Retter ..................................   1,241,243           7.43%
Robert Caplan ...................................       5,000           0.03%
Dan Kass ........................................           0           0.00%
All directors and officers as a group (7 persons)   2,487,066          14.89%

NON-MANAGEMENT 5% STOCKHOLDER (5)

Saul D. Kass, Saul D. Kass Revocable Trust ......   2,542,775          15.22%
R.L. & S.L. Middleton Trust(3) ..................   1,354,667           8.11%
Lyle D. Middleton(4) ............................   1,725,066          10.33%
Charles Oswald ..................................   3,227,500          19.32%
Rotherwood Corporation ..........................     910,000           5.45%

----------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 3032 North 33rd Avenue, Phoenix, Arizona 85017-5247.
(2) The number and percentage shown include 37,500 shares of common stock issued to Mr. Cole. See Part I, Item 6, "Executive Compensation - Employment Agreements" and Part I, Item 7, "Certain Relationships and Related Transactions." In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by Mr. Cole and by all directors and officers as a group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.
(3) Robert L. Middleton holds warrants expiring January of 2003 to purchase 389,849 shares of common stock.
(4) Lyle D. Middleton holds warrants expiring in January of 2003 to purchase 513,283 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We lease our offices on a month to month basis. During the signing of the first lease, an officer and shareholder, Dale Retter, was also included on the lease as well as us, and is therefore a guarantor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          99.1      Certification by Chief Executive Officer and Director
          99.2      Certification by Chief Financial Officer and Director
          99.3      Certification by a Principal Executive Officer
          99.4      Certification by a Principal Executive Officer and Director

ITEM 14. CONTROLS AND PROCEDURES

     We have had in place a systems of controls for assembling, recording and reporting financial and accounting information and to record, process, summarize and report financial data to our officers, directors, shareholders and auditors from our inception. These controls and procedures as designed ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We believe that these controls and procedures have been effective and are designed to detect fraud or concealment of material information, including information that may be only significant, whether or not material, that involves management or other employees who have a significant role in our internal controls and procedures. Our review of our controls and procedures conducted during our audit and our review and discussions with our independent certified public accountant within the past ninety (90) days led us to conclude no significant changes in our internal controls or other matters and factors that could significantly affect our controls and procedures need be made. Our review did not detect any significant deficiencies or material weaknesses in our disclosure controls and procedures and confirms our conclusions that our disclosure controls and procedures ensure that material information relating to us is made know by us and our auditor by our personnel during the period this annual report is being prepared.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DataHand Systems, Inc.
                                        (Registrant)

Date: 12/27/2002                        By: /s/ James A. Cole
                                            ------------------------------------
                                            (Signature)
                                            Name: James A. Cole
                                            Title: Chairman