Form 10QSB
period 2002-12-31
DATAHAND SYSTEMS INC
filed 2003-02-20
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002           Commission File Number 0-33235

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 16,767,814

Transitional Small Business Disclosure Format (Check One):  Yes [X] No [ ]

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

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
Item 1.  Financial Statements

         Balance Sheets
         September 30, 2002 (Audited) and December 31, 2002
         (Unaudited) .................................................     3

         Statements of Operations (Unaudited)
         for the Three Months ended December 31, 2002 ................     5

         Statements of Cash Flows (Unaudited)
         for the Three Months ended December 31, 2002 ................     7

         Notes to Financial Statements................................     9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................    24

PART II. OTHER INFORMATION............................................    27
         Signatures...................................................    28


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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.
                                 BALANCE SHEET
                    as of December 31 and September 30, 2002

                                     ASSETS

                                                    December 31,   September 30,
                                                        2002           2002
                                                       -------        -------
CURRENT ASSETS
  Cash                                                   1,357         27,868
  Trade Receivables                                      1,237          4,397
  Inventory                                            123,057        114,549
                                                       -------        -------

  Total Current Assets                                 125,651        146,814
                                                       -------        -------

EQUIPMENT, net                                          35,428         38,262
                                                       -------        -------
OTHER ASSETS
                                                       -------        -------

TOTAL ASSETS                                           161,079        185,076
                                                       =======        =======

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                                 BALANCE SHEET
                    as of December 31 and September 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31   September 30,
                                                         2002          2002
                                                     -----------   -----------
CURRENT LIABILITIES
  Payables                                               159,481        88,760
  Accrued Payroll                                         35,552        15,993
  Royalty Payable                                          3,199         3,108
  Warranty Payable                                         5,030         4,246
  Notes Payable                                          217,545       182,516
                                                     -----------   -----------

  Total Current Liabilities                              420,808       294,622
                                                     -----------   -----------

LONG TERM NOTES PAYABLE                                  620,827       554,200
DEFERRED INCOME                                           17,448        17,377
                                                     -----------   -----------

  Total Liabilities                                    1,059,083       866,199
                                                     -----------   -----------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized 5,000,000 shares, par $0.001, no shares outstanding

  Common Stock, authorized 30,000,000 shares of
    stock, 16,767,814, 16,706,363 and shares issued
    and at December 31, 2002 and September 30, 2002
    par value $0.001 per share                            16,768        16,706

  Additional Paid in Capital                          15,512,255    15,470,511

  Options and Warrants                                   207,326       199,525

  Retained Earnings (Loss)                           (16,634,352)  (16,367,865)
                                                     -----------   -----------

  Total Stockholders' Equity                            (898,003)     (681,123)
                                                     -----------   -----------

TOTAL LIABILITIES AND EQUITY                             161,079       185,076
                                                     ===========   ===========

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                the three months ended December 31, 2002 and 2001

                                                  Three Months      Three Months
                                                     Ended             Ended
                                                  December 31       December 31
                                                      2002              2001
                                                  -----------       -----------
INCOME
  Sales of Product                                     27,907            28,379
  Training Revenue
                                                  -----------       -----------

  Total Revenue                                        27,907            28,379
                                                  -----------       -----------
COST OF SALES
  Costs of Goods Sold                                  18,715            33,192
  Cost of Training                                      1,324                66
                                                  -----------       -----------

  Total Cost of Sales                                  20,040            33,257
                                                  -----------       -----------

  Gross Profit                                          7,867            (4,878)
                                                  -----------       -----------
EXPENSES
  Sales and Marketing                                  66,100            68,712
  General and Administrative                          151,400           139,140
  Research and Development                              3,000             9,231
  Depreciation Expense                                  2,834             9,661
  Interest Expense                                     51,020               163
                                                  -----------       -----------

  Total Expense                                       274,354           226,906
                                                  -----------       -----------
  Loss before Provision for
    Income Taxes                                     (266,487)         (231,785)

  Provision for Income Taxes                                0                 0
                                                  -----------       -----------

NET INCOME (LOSS)                                    (266,487)         (231,785)
                                                  ===========       ===========
Basic and Diluted Earnings
  (Loss) per Common Share                               (0.02)            (0.01)
                                                  -----------       -----------
Basic and Diluted Weighted Average
  Number of Common Shares                          16,713,314        15,786,425
                                                  -----------       -----------

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             for the period September 30, 2001 to December 31, 2002

                                   (unaudited)

                                                                   Additional
                                              Common Stock           Paid in    Options and    Stock       Accumulated    Total
                                          Shares        Amount       Capital     Warrants    Subscribed      Deficit      Equity
                                        -----------   -----------  -----------  -----------  -----------   -----------  -----------
Balance, September 30, 2001              15,786,425        15,786    14,747,442                 (150,000)  (14,855,639)    (242,411)

Sales of Common Stock                       565,000           565       464,435                                             465,000
Stock Issued as Loan Inhancement            194,414           194       101,284                                             101,478
Conversion of Interest                       11,824            12        11,776                                              11,788
Stock Issued for Services Rendered          130,000           130       129,870                                             130,000
Stock Subscriber                                                                                 150,000                    150,000
Options Issued for Services Rendered                                                158,638                                 158,638
Warrants Issued as Stock Inhancement                                                 40,887                                  40,887
Warrants Exercised                           15,700            16        15,684                                              15,700
Conversion of Royalty                         3,000             3            20                                                  23
Deficit for year
  ended September 30, 2002                                                                                  (1,512,226)  (1,512,226)
                                        -----------   -----------  -----------  -----------  -----------   -----------  -----------

Balance, September 30, 2002              16,706,363        16,706    15,470,511     199,525           --   (16,367,865)    (681,123)

Sales of Common Stock                        15,000            15        14,985                                              15,000
Stock Issued as Loan Inhancement             41,100            41        21,414                                              21,455
Conversion of Interest                        5,351             6         5,345                                               5,351
Options Issued for Services Rendered                                                  7,801                                   7,801
Deficit for quarter                                                                                           (266,487)    (266,487)
                                        -----------   -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 2002               16,767,814        16,768    15,512,255     207,326            0   (16,634,352)    (898,003)

The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                the three months ended December 31, 2002 and 2001
                                   (unaudited)

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                        2002            2001
                                                      --------        --------
Cash Flows from
Operating Activities
    Net Loss                                          (266,487)       (231,785)
    Accounts Receivable                                  3,160          (1,550)
    Inventory                                           (8,508)        (18,021)
    Accounts Payable                                    70,721          (4,777)
    Deferred Revenue                                        71           7,716
    Depreciation Expense                                 2,834           9,661
    Stock for services
    Stock Issued as
      Loan Enhancement                                  21,455
    Stock Issued for Accrued Interest                    5,351
    Stock Options Granted                                7,801
    Accrued Payroll                                     19,559           7,383
    Accrued Warranty and Royalty                           875            (270)
                                                      --------        --------

Net Cash Provided by Operations                       (143,168)       (231,643)
                                                      --------        --------

Cash Flows Used
in Investing Activities
    Fixed Asset Purchase
                                                      --------        --------

Net Cash Used for Investing                                 --              --
                                                      --------        --------

Cash Flows from Financing
    Note Payable                                       101,657          54,546
    Stock Purchase Receivable                                          150,000
    Sales of Stock                                      15,000
                                                      --------        --------

Cash Flows from Financing                              116,657         204,546
                                                      --------        --------

Net Increase (Decrease) in Cash                        (26,511)        (27,097)

Cash, Beginning of Period                               27,868          56,966
                                                      --------        --------

Cash, End of Period                                      1,357          29,869
                                                      ========        ========


The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS

SCHEDULE OF TAXES PAID

Three Months Ended December 31, 2002

     None

Three Months Ended December 31, 2001

     None

SCHEDULE OF INTERST PAID

Three Months Ended December 31, 2002

     $456

Three Months Ended December 31, 2001

     None

SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Three Months Ended December 31, 2002

     41,100 shares of stock were issued as a loan enhancement, valued at $21,455 5,351 shares of stock were issued for Accrued Interest, valued at $5,351 30,000 stock options granted for directors services rendered, valued at
       $7,801

Three Months Ended December 31, 2001

     22,500 stock options granted for directors services rendered, valued at
       $6,133

For a more detailed explanation of stock options and warrants see Note 4

The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    December 31, 2002 and September 30, 2002


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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of December 31, 2002 the Company had 64 distributors. The company's president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $647 for the quarter ended December 31, 2002 and $8,054 for the quarter ended December 31, 2001.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                  12/31/02          9/30/02
                                                  --------          -------
     Raw materials                                 104,004           87,618
     Work-in-Process                                     0                0
     Finished goods                                 19,053           26,931
                                                   -------          -------

                                                   123,057          114,549
                                                   -------          -------

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                                    12/31/02       9/30/02
                                                    --------      --------
     Tooling and jigs                                163,205       163,205
     Prototypes
     Machinery and equipment                          31,700        31,700
     Office equipment                                 86,871        86,871
     DataHand(R)Systems units held for
         rental and promotion                         48,705        48,705
     Tenant improvements and other                    17,430        17,430
     Patents                                          88,484        88,484
     Total fixed assets                              436,395       436,395
                                                    --------      --------
     Less: Accumulated depreciation
       and Amortization                             (400,967)     (398,133)
     Total                                            35,428        38,262
                                                    --------      --------

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the quarter that ended December 31, 2002 was $1,625 and for the quarter that ended December 31, 2001 was $3,128. Accumulated amortization as of December 31, 2002 was $1,625.

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

                                                 12/31/02         9/30/02
                                                 --------         -------
     Weighted average shares                    16,713,314       16,014,570

     Anti-dilutive Options                       1,107,295        1,077,295
     Anti-dilutive Warrants                      1,591,079        1,871,079

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

The Company changed the payroll entries which constituted the costs of goods sold. Previously the chief operational officer's salary was included in the costs of goods sold for the year as a period expense. During the current year, management decided that a better reflection of the actual activities of the Company were to have all officer salaries reflected in the General and Administrative Expenses. This change was made retroactively for the previous period also.

Note 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                          12/31/02       9/30/02
                                                          --------       -------
Demand Notes to:
Officers 0% interest,                                                          0

Investors 10% interest payments
paid quarterly with stock                                  235,514       194,414
                                                           -------       -------

Gross Original Issue Discount                              -122,938      -39,855
Amortization of Original Issue Discount                    104,969        27,957
                                                           -------       -------

Original Issue Discount                                    -17,969       -11,898
                                                           -------       -------


Total Current Notes                                        217,545       182,516
                                                           -------       -------

Long Term Notes Payable

Officer Note, 10%  int. paid annually
Officer Notes, no interest                                 544,974       507,257
Officers 0% interest,                                       41,746        41,746
Employees  0% interest                                       5,197         5,197
                                                           -------       -------

Total Long Term Notes-Face Value                           591,917       554,200

Line of credit, 13.75 % (prime based) plus 2%
  of principal paid monthly for 2001 and 2002,
  credit line from a private finance company
  as of 12/31/2002 was $30,000 with a $28,910
  balance as of 12/31/2002, this loan is secured
  by a personal guarantee of one of the directors
  of the Company                                            28,910             0
                                                           -------       -------

Total Notes Payable                                        838,372       736,716
                                                           -------       -------

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

Royalty expense for the years 2001-2002 and the quarter ended 12/31/02 and for Options A and B are listed below.

Periods                                 months    units       Unit $     Royalty
-------                                 ------    -----       ------     -------
  Year ended 9/30/01
  Option A Royalties                      12       171         .087      137.89
  Option B                                12       171         1.75      299.25

  Year ended 9/30/02
  Option A Royalties                      12       120        1.108      132.90
  Option B                                12       120         1.73      208.58

  Year quarter 12/31/02
  Option A Royalties                       3        34        0.958       32.57
  Option B                                 3        34         1.73       58.82

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted
                                                      12/31/02          9/30/02
                                                     ---------         ---------
Beginning Balance                                    1,077,295           689,758
Employee/director granted                               30,000           630,000
Non-employee granted
Employee/director expired                                    0            27,500
Non-employee expired                                         0           214,963
                                                     ---------         ---------
Ending Balance                                       1,107,295         1,077,295
                                                     ---------         ---------

Expiration Date of the
Options Granted                                       10/01/07          09/30/07

Option Price                                         $    1.00         $    1.00

Weighted average fair value
Of Options Granted                                         .26               .26

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending September 30, 2003: average stock price $1.00, average risk-free interest rate of 3.14%, expected dividend yields of zero, expected lives of five years and average expected volatility of 21.2%. Option values were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of December 31, 2002

                                             Exercise     Expire      Remaining
Period                             Number      Price       Date         months
------                             ------      -----       ----         ------
October 1, 2002                    30,000       1.00     10/01/07         57
September 30, 2002                600,000       1.00      9/30/07         57
July 10, 2002                       7,500       1.00      7/10/07         54
March 31, 2002                     22,500       1.00     10/01/06         45
September 30, 2000                 97,455       1.00       8/1/05         31
September 30, 1999                 52,500       1.00       7/1/04         18
September 30, 1998                297,340       1.00       2/1/03          1
                               ----------

Total                           1,107,295
                               ----------

Average Price and  Remaining Life               1.00                    38 mths

Warrants

The Company had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants issued prior to September 30, 2001. Warrants that were issued during the year ending September 30, 2002 were valued at $.26. Certain outstanding warrants have expiration dates through November 1, 2006 and 211,111 warrants expire at the date of an initial public offering (IPO). Excluding the IPO expiring warrants, the average expiration date is January 24, 2004. Below lists the warrants outstanding at the end of each period.

                                                    12/31/02            9/30/02
                                                   ---------           ---------
Beginning Balance                                  1,871,079           2,808,979
Warrants Issued                                            0             150,000
Warrants Exercised                                         0              15,700
Warrants Expired                                     280,000           1,072,200
                                                   ---------           ---------

Ending Balance                                     1,591,079           1,871,079
                                                   ---------           ---------

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

Period Ended                                      Shares Issued           Value
------------                                      -------------           -----
December 31, 2002                                           0                  0
September 30, 2002                                    130,000            130,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,965,519, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $13,465,997. The total valuation allowance is a comparable $2,965,519.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                             12/31/02            9/30/02
                                             --------            -------

     Net change in deferred taxes               0                   0
     Current taxes payable                      0                   0
     Provision for Income Taxes                 0                   0


Below is a chart showing the federal net operating losses and the years in which they will expire.

                              Year            Amount       Expiration
                              ----            ------       ----------
                              1989            87,945             2009
                              1990           101,036             2010
                              1991           300,723             2011
                              1992           229,131             2012
                              1993           641,247             2013
                              1994         1,179,831             2014
                              1995         1,081,466             2015
                              1996         1,940,165             2016
                              1997         2,049,650             2017
                              1998         2,101,421             2018
                              1999           920,253             2019
                              2000           542,190             2020
                              2001           512,226             2021
                         2002 est.         1,512,226             2022
                         2003 est.           266,487             2023
                                         -----------

                         Total NOL        13,465,997

Note 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                             12/31/02           9/30/02
                                             --------           -------
Office rent                                     4,913             4,913
Storage                                           136               136
Apartment rent                                    931               931
Office Equipment                                  633               633
                                             --------           -------
Total Monthly                                   6,613             6,613
                                             --------           -------

The monthly operating leases as of 12/31/02 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

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

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $16,634,352. For the last three years, ending September 30, 2002 revenues have been only $456,271 versus $2,691,555 for costs and expenses.

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

The president and vice president of sales, which were hired during the year ending September 30, 2002, have experience in marketing technology products through resellers and large retailers.

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

Note 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 143-148 and their effect on the Company.

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

SFAS 148 Accounting for Stock-Based Compensation

This  Statement  amends FASB  Statement  No.  123,  Accounting  for  Stock-Based
Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 9. RELATED PARTY

The company rents its offices on a month-to-month basis. During the signing of the first lease a former officer and shareholder was also included on the lease as well as the Company, and is therefore a guarantor.

The company has borrowed funds from shareholders during the quarter ended December 31, 2002 in the amount of $41,100.

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

Note 11. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

It is the intention of the Company's management to have its Board of Directors structured to comply with the Sarbanes-Oxley Act of 2002. The Company intends to attempt to attract potential independent directors to its board and to ask its shareholders to elect these potential directors at its next annual meeting. This meeting will be scheduled to be held during the spring of 2003. However, at this time, the Company's board of directors consists of three directors, two insiders (the chairman of the company, who also acts as its Chief Executive Officer, and the founder of the Company, who also acts as the Company's Executive Vice President of Product Development). At this time only one director is considered independent under the definitions of the Sarbanes-Oxley Act of 2002.

It should be noted that the Company may experience difficulties attracting independent directors because, at this time, it does not have Directors and Officers Liability Insurance in place.

In addition, the Company currently has in place an Audit Committee of the Board of Directors, although this committee does not currently comply with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the Audit Committee consist of three independent directors. Because the Board of Directors, as currently structured, does not have three independent directors it is not feasible to structure the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Currently the Audit Committee consists of an
Independent Director, an Insider Director and the Chairman is an Advisory Director. It is the intent of the Management of the Company to comply with the Sarbanes-Oxley Act of 2002 as it pertains to an Audit Committee as soon as it is practicable and independent directors can be attracted to the board.

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

     Historically, most of our sales occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. In the quarter ended December 31, 2002, our sales were produced by a combination of direct sales, internet sales and distributor sales. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fees as a deduction from the sales price paid. In the future we believe our sales will be primarily through agents, catalogs and dealers and secondarily through our web site.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING DECEMBER 31, 2002 AND DECEMBER 31, 2001

     REVENUE. Total revenue for the three months ending December 31, 2002 and December 31, 2001 were $27,907 and $28,379, respectively. The three month period ending December 31, 2002 saw sales of keyboards of $27,907 and training revenue of $0, and the three month period ending December 31, 2001 saw sales of keyboards of $28,379 and training revenue of $0. The slight change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales have been negatively impacted by the downturn in the economy and the September 11 attack on America, our number of distributors have remained steady at 64. During the three months ending December 31, 2002 revenues earned were produced by direct sales of $10,050, internet sales of $2,757 and distributor sales of $15,070.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the three months ending December 31, 2002 and December 31, 2001 were $20,040 and $33,257, respectively. The three month period ending December 31, 2002 saw cost of keyboards sold of $18,715 and cost of training of $1,324, and the three month period ending December 31, 2002 saw cost of keyboards sold of $33,192 and cost of training of $66. Cost of goods sold for the three months ending December 31, 2002 and December 31, 2001 were $20,040 or approximately 72% of total revenue, and $33,257 or approximately 117% of total revenue, respectively. The decrease in cost of goods sold of $13,217 or approximately 47% of total revenue for the three months ending December 31, 2002 is primarily attributable to a decrease in the number of units produced.

     Gross profit for the three months ended December 31, 2002 was $7,867 or approximately 28% of total revenue and gross profit for the three months ended December 31, 2001 was ($4,878) or approximately (17%) of total revenue. The gross profit in the first three months of our fiscal year ending September 30, 2002 as compared to the same first three months for our fiscal year ended September 30, 2003 is primarily attributable to a decrease in the number of units sold and produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ending December 31, 2002 and December 31, 2001 were $66,100 and $68,712, respectively. The approximate 4% decrease in sales and marketing expense in the first three months of our fiscal year ending September 30, 2003 over the corresponding three month period in our fiscal year ended September 30, 2002 is representative of a reduction in advertising expenses. Advertising expenses were reduced from $8,054 incurred during the three months that ended December 31, 2002 to $647 incurred during the three months that ended December 31, 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ending December 31, 2002 and December 31, 2001 were $151,400 and $139,140, respectively. The increase of $12,260 or approximately 9% in the first three months of our fiscal year ending September 30, 2003 as compared to the same three month period of our year ended September 30, 2002 is primarily attributable to an increase in international patent maintenance costs.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the three months ended December 31, 2002 and December 31, 2001 were $3,000 and $9,231, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended December 31, 2002 and December 31, 2001 were $2,834 and $9,661, respectively. Although this three month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the three months ended December 31, 2002 and December 31, 2001 were $51,020 and $163, respectively. Financing expense incurred during the first three months of our fiscal year ending September 30, 2003 has increased by $50,857 in interest expense over the same period for our fiscal year, which ended on September 30, 2002.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the three months ended December 31, 2002 and December 31, 2001 were $266,487 and $231,785, respectively. The increase of $34,702 or approximately 15% in the first three months of our fiscal year ending September 30, 2003 as compared to the same three month period of our fiscal year ended September 30, 2002 is primarily the result of the a slight decrease in revenue and an increase in general and administrative expenses along with an increase in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of December 31, 2002, we had a net operating loss carryforward balance of approximately $13,466,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At December 31, 2002, we had a negative working capital of $295,157. At September 30, 2002, we had a negative working capital of $147,808. Current assets decreased to $125,651 at the end of the first three months on December 31, 2002 of our fiscal year ending September 30, 2003 from $146,814 at September 30, 2002. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the three months ended December 31, 2002 of $143,168, as compared to net cash used of $231,643 during the three months ended December 31, 2001. The major elements contributing to net operating cash flow was cash paid for cost of general and administrative and financing expenses.

     Our capital lease obligations for office equipment is currently $7,596 incurred on an annual basis.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         99.1 Written Certification of the Chief Executive Officer
         99.2 Written Certification of the Chief Financial Officer
         99.3 Written Certification of a Principal Executive Officer
         99.4 Written Certification of a Principal Executive Officer and Director

     (b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DataHand Systems, Inc.
                                             (Registrant)

Date: 2/18/2003                              By: /s/ James A. Cole
                                                 -------------------------------
                                                 (Signature)
                                             Name: James A. Cole
                                                   Title: Chairman