Form 10QSB
period 2003-03-31
DATAHAND SYSTEMS INC
filed 2003-05-12
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003              Commission File Number 0-33235


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,331,860

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-QSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSBA, Description of the Business for fiscal year ended September 30, 2002.

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION .........................................    3

Item 1.  Financial Statements ..........................................    3

         Balance Sheets March 31, 2002 (Unaudited) and
         September 30, 2002 (Audited) ..................................    3

         Statements of Operations (Unaudited) for the Six Months
         ended March 31, 2003 ..........................................    5

         Statements of Cash Flows (Unaudited) for the Six Months
         ended March 31, 2003 ..........................................    7

         Notes to Financial Statements .................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   24

PART II. OTHER INFORMATION .............................................   27

         Signatures ....................................................   27

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                 BALANCE SHEET

                  AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS

                                                   March 31       September 30,
                                                     2003             2002
                                                   --------         --------
CURRENT ASSETS
  Cash                                              280,932           27,868
  Trade Receivables                                  32,383            4,397
  Inventory                                         116,917          114,549
                                                   --------         --------

  Total Current Assets                              430,232          146,814
                                                   --------         --------

EQUIPMENT, net                                       32,594           38,262
                                                   --------         --------

OTHER ASSETS
                                                   --------         --------

TOTAL ASSETS                                        462,826          185,076
                                                   ========         ========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                 BALANCE SHEET

                  AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          March 31     September 30,
                                                            2003           2002
                                                         -----------    -----------
CURRENT LIABILITIES

  Payables                                                   143,072         88,760
  Accrued Payroll                                             21,979         15,993
  Royalty Payable                                              3,379          3,108
  Warranty Payable                                             7,304          4,246
  Notes Payable                                              315,071        182,516
                                                         -----------    -----------
      Total Current Liabilities                              490,804        294,622
                                                         -----------    -----------
LONG TERM NOTES PAYABLE                                      571,032        554,200
DEFERRED INCOME                                               20,031         17,377
                                                         -----------    -----------
      Total Liabilities                                    1,081,866        866,199
                                                         -----------    -----------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized 5,000,000 shares, par $0.001, no shares outstanding

  Common Stock, authorized 30,000,000 shares of stock,
  17,331,860 and 16,706,363 shares issued and at
  March 31, 2003 and September 30, 2002 par value
  $0.001 per share                                            17,332         16,706

  Additional Paid in Capital                              16,002,015     15,470,511

  Options and Warrants                                       207,325        199,525

  Retained Earnings (Loss)                               (16,845,712)   (16,367,865)
                                                         -----------    -----------

  Total Stockholders' Equity                                (619,040)      (681,123)
                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   462,826        185,076
                                                         ===========    ===========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                AND THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                     Three Months    Three Months     Six Months      Six Months
                                        Ended           Ended           Ended           Ended
                                       March 31        March 31        March 31        March 31
                                         2003            2002            2003            2002
                                     ------------    ------------    ------------    ------------
INCOME
  Sales of Product                         62,405          31,135          90,312          59,514
  Training Revenue
                                     ------------    ------------    ------------    ------------

  Total Revenue                            62,405          31,135          90,312          59,514
                                     ------------    ------------    ------------    ------------

COST OF SALES
  Costs of Goods Sold                      42,380          26,540          61,095          57,123
  Cost of Training                             61                           1,385              66
                                     ------------    ------------    ------------    ------------

  Total Cost of Sales                      42,441          26,540          62,481          57,189
                                     ------------    ------------    ------------    ------------

  Gross Profit                             19,964           4,595          27,832           2,325
                                     ------------    ------------    ------------    ------------
EXPENSES
  Sales and Marketing                      74,921          50,152         141,021         118,863
  General and Administrative              117,026          94,434         268,426         236,182
  Research and Development                  3,662           6,662           9,231
  Depreciation Expense                      2,834           9,609           5,668          19,270
  Interest Expense                         32,882          21,023          83,902          21,185
                                     ------------    ------------    ------------    ------------

  Total Expense                           231,325         175,218         505,679         404,731
                                     ------------    ------------    ------------    ------------

  Gain on Patent Sale                                       1,557                           1,557
                                     ------------    ------------    ------------    ------------

  Loss before Provision for
  Income Taxes                           (211,361)       (169,066)       (477,847)       (400,849)

  Provision for Income Taxes                    0               0               0               0
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        (211,361)       (169,066)       (477,847)       (400,849)
                                     ============    ============    ============    ============

Basic and Diluted Earnings
  (Loss) per Common Share                   (0.01)          (0.01)          (0.03)          (0.03)
                                     ------------    ------------    ------------    ------------

Basic and Diluted Weighted Average
  Number of Common Shares              16,787,881      15,792,449      16,750,096      15,798,540
                                     ------------    ------------    ------------    ------------

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE PERIOD SEPTEMBER 30, 2001 TO MARCH 31, 2003

                                   (UNAUDITED)

                                            Common Stock         Additional    Options
                                       ----------------------      Paid in       and        Stock       Accumulated      Total
                                          Shares       Amount      Capital     Warrants   Subscribed      Deficit        Equity
                                       -----------    -------    -----------   --------   ----------    -----------    -----------
Balance, September 30, 2001             15,786,425     15,786     14,747,442                (150,000)   (14,855,639)      (242,411)

Sales of Common Stock                      565,000        565        464,435                                               465,000
Stock Issued as Loan Inhancement           194,414        194        101,284                                               101,478
Conversion of Interest                      11,824         12         11,776                                                11,788
Stock Issued for Services Rendered         130,000        130        129,870                                               130,000
Stock Subscriber                                                                             150,000                       150,000
Options Issued for Services Rendered                                            158,638                                    158,638
Warrants Issued as Stock Inhancement                                             40,887                                     40,887
Warrants Exercised                          15,700         16         15,684                                                15,700
Conversion of Royalty                        3,000          3             20                                                    23
Deficit for year                                                                                                                --
  ended September 30, 2002                                                                               (1,512,226)    (1,512,226)
                                       -----------    -------    -----------   --------    ---------    -----------    -----------
Balance, September 30, 2002             16,706,363     16,706     15,470,511    199,525           --    (16,367,865)      (681,123)

Sales of Common Stock                      417,002        417        416,585                                               417,002
Stock Issued as Loan Enhancement           195,329        195        101,766                                               101,961
Conversion of Interest                      13,166         14         13,153                                                13,167
Options Issued for Services Rendered                                              7,800                                      7,800
Deficit for quarter                                                                                        (477,847)      (477,847)
                                       -----------    -------    -----------   --------    ---------    -----------    -----------
Balance, December 31, 2002              17,331,860     17,332     16,002,015    207,325            0    (16,845,712)      (619,040)
                                       ===========    =======    ===========   ========    =========    ===========    ===========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                            STATEMENT OF CASH FLOWS

                  THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                Six Months        Six Months
                                                  Ended             Ended
                                                 March 31          March 31
                                                   2003              2002
                                                ----------        ----------
Cash Flows from
Operating Activities

  Net Loss                                        (477,847)         (400,849)

  Accounts Receivable                              (27,986)           (1,706)
  Inventory                                         (2,368)          (18,114)
  Prepaids                                                            (5,027)
  Bank Overdraft
  Accounts Payable                                  54,312           (11,764)
  Deferred Revenue                                   2,654             7,047
  Depreciation Expense                               5,668            18,827
  Amortization of Original Issue Discount                              5,271
  Stock Issued as Loan Enhancement                 101,961
  Stock Issued for Accrued Interest                 13,166            (2,473)
  Stock Options Granted                              7,800
  Accrued Payroll                                    5,986             2,326
  Accrued Warranty and Royalty                       3,329              (725)
                                                ----------        ----------

Net Cash Provided by Operations                   (313,325)         (407,187)
                                                ----------        ----------

Cash Flows Used in Investing Activities
  Fixed Asset Purchase (Sale)                                         (2,000)
                                                ----------        ----------

Net Cash Used for Investing                             --            (2,000)
                                                ----------        ----------

Cash Flows from Financing
  Note Payable                                     149,387           177,829
  Stock Purchase Receivable                                          150,000
  Sales of Stock                                   417,002            52,473
                                                ----------        ----------

Cash Flows from Financing                          566,389           380,302
                                                ----------        ----------

Net Increase (Decrease) in Cash                    253,064           (24,885)

Cash, Beginning of Period                           27,868            56,966
                                                ----------        ----------

Cash, End of Period                                280,932            32,081
                                                ==========        ==========

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                            STATEMENT OF CASH FLOWS


SCHEDULE OF TAXES PAID

Six Months Ended March 31, 2003

     None


Six Months Ended March 31, 2002

     None

SCHEDULE OF INTERST PAID

Six Months Ended March 31, 2003

     $1,775

Six Months Ended March 31, 2002

     $1,196

SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Six Months Ended March 31, 2003

     195,329 shares of stock were issued as a loan enhancement,valued at $101,961 13,166 shares of stock were issued for Accrued Interest of $13,166 30,000 stock options granted for directors services rendered, valued at $7,800 166,566 warrants reissued for expired warrants for services rendered, valued at $0

Six Months Ended March 31, 2002

     22,500 stock options granted for directors services rendered, valued at $0.00 2,473 shares of stock were issued for Accrued Interest of $2,473 150,000 shares of stock were issued as a loan enhancement,valued at $30,750

For a more detailed explanation of stock options and warrants see Note 4

        The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2003 and September 30, 2002

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous seventeen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

MARKETING STRATEGY

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of March 31, 2003 the Company had 72 distributors. The company's president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $11,072 for the six months ended March 31, 2003 and $8,129 for the six months ended March 31, 2002.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                       3/31/03          9/30/02
                                      --------         --------
               Raw materials            90,260           87,618
               Work-in-Process               0                0
               Finished goods           26,657           26,931
                                      --------         --------
                                       116,917          114,549
                                      --------         --------

PROPERTY, EQUIPMENT AND PATENTS

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                              03/31/03    9/30/02
                                              --------    --------
          Tooling and jigs                     163,205     163,205
          Prototypes
          Machinery and equipment               31,700      31,700
          Office equipment                      86,871      86,871
          DataHand(R)Systems units held for
           rental and promotion                 48,705      48,705
          Tenant improvements and other         17,430      17,430
          Patents                               88,484      88,484
          Total fixed assets                   436,395     436,395
                                              --------    --------
          Less: Accumulated depreciation
            and Amortization                  (403,801)   (398,133)
          Total                                 32,594      38,262
                                              --------    --------

PATENTS

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the six months that ended March 31, 2003 was $3,252 and for the six months that ended March 31, 2002 was $5,855. Accumulated amortization as of March 31, 2003 was $75,762.

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

                                               3/31/03      9/30/02
                                             ----------   ----------
          Weighted average shares            16,750,096   16,014,570

          Anti-dilutive Options                 811,000    1,077,295
          Anti-dilutive Warrants              1,651,079    1,871,079

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

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                       3/31/03      9/30/02
                                                      ---------    ---------
Demand Notes to:
Officers 0% interest,                                                     0

Investors 10% interest payments
paid quarterly with stock                               389,743      194,414
                                                      ---------    ---------

Gross Original Issue Discount                          (203,446)     (39,855)
Amortization of Original Issue Discount                 128,774       27,957
                                                      ---------    ---------

Original Issue Discount                                 (74,672)     (11,898)
                                                      ---------    ---------

Line of credit, 13.75% (prime based) plus 2%
of principal paid monthly for 2001 and 2002,
credit line from a private finance company as
of 03/31/2003 was $30,000 with a $0 balance as of
03/31/2003,  this loan is secured by a personal
guarantee of one of the directors of the Company              0            0
                                                      ---------    ---------

Total Current Notes                                     315,071      182,516
                                                      ---------    ---------

Long Term Notes Payable

Officer Note, 10%  int. paid annually
Officer Notes, no interest                              524,089      507,257
Officers 0% interest,                                    41,746       41,746
Employees  0% interest                                    5,197        5,197
                                                      ---------    ---------

Total Long Term Notes                                   571,032      554,200
                                                      ---------    ---------

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

Royalty expense for the years 2001-2002 and the six months ended 3/31/03 and for Options A and B are listed below.

     PERIODS                      MONTHS      UNITS      UNIT $     ROYALTY
     -------                      ------      -----      ------     -------
     Year ended 9/30/01
     Option A Royalties             12         171        .087      137.89
     Option B                       12         171        1.75      299.25

     Year ended 9/30/02
     Option A Royalties             12         120       1.108      132.90
     Option B                       12         120        1.73      208.58

     Six Months ended 3/31/03
     Option A Royalties              6          99       1.013      100.33
     Option B                        6          99        1.73      171.27

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

OTHER

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                                       3/31/03       9/30/02
                                                      ---------     ---------
Beginning Balance                                     1,077,295       689,758
Employee/director granted                                30,000       630,000
Non-employee granted
Employee/director expired                                22,500        27,500
Non-employee expired                                    273,795       214,963
                                                      ---------     ---------
Ending Balance                                          811,000     1,077,295
                                                      ---------     ---------
Expiration Date of the Options Granted                 10/01/07      09/30/07

Option Price                                          $    1.00     $    1.00

Weighted average fair value Of Options Granted              .26           .26

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

Schedule of options outstanding and the dates they are exercisable as of March 31, 2003

                                                Exercise    Expire    Remaining
Period                              Number       Price       Date      months
------                              ------       -----       ----      ------
October 1, 2002                     30,000        1.00     10/01/07      54
September 30, 2002                 600,000        1.00      9/30/07      54
July 10, 2002                        7,500        1.00      7/10/07      51
March 31, 2002                      22,500        1.00     10/01/06      42
September 30, 2000                  73,500        1.00       8/1/05      28
September 30, 1999                  22,500        1.00       7/1/04      15
February 1, 1999                    55,000        1.00       2/1/04      10
                                  --------

Total                              811,000
                                  --------

Average Price and Remaining Life      1.00                               47 mths

WARRANTS

The Company had outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants issued prior to September 30, 2001. Warrants that were issued during the year ending September 30, 2002 were valued at $.26. Certain outstanding warrants have expiration dates through November 1, 2006 and 211,111 warrants expire at the date of an initial public offering (IPO). Certain warrants that had expired recently were reissued for services rendered at the time of the original issuance and since the original warrants were valued at $0, that value was applied to the reissued warrants. Excluding the IPO expiring warrants, the average expiration date is July 15, 2004. Below lists the warrants outstanding at the end of each period.

                                            03/31/03           9/30/02
                                           ----------        ----------
Beginning Balance                           1,871,079         2,808,979
Warrants Issued                               166,566           150,000
Warrants Exercised                                  0            15,700
Warrants Expired                              386,566         1,072,200
                                           ----------        ----------

Ending Balance                              1,651,079         1,871,079
                                           ----------        ----------

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

                                             Shares
Period Ended                                 Issued            Value
------------                               ----------        ----------
March 31, 2003                                      0                 0
September 30, 2002                            130,000           130,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $3,009,019, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $13,677,357. The total valuation allowance is a comparable $3,009,019.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                3/31/03              9/30/02
                                              -----------          ----------
          Net change in deferred taxes             0                    0
          Current taxes payable                    0                    0
          Provision for Income Taxes               0                    0

Below is a chart showing the federal net operating losses and the years in which they will expire.

          Year                                  Amount             Expiration
          ----                                -----------          ----------
          1989                                     87,945             2009
          1990                                    101,036             2010
          1991                                    300,723             2011
          1992                                    229,131             2012
          1993                                    641,247             2013
          1994                                  1,179,831             2014
          1995                                  1,081,466             2015
          1996                                  1,940,165             2016
          1997                                  2,049,650             2017
          1998                                  2,101,421             2018
          1999                                    920,253             2019
          2000                                    542,190             2020
          2001                                    512,226             2021
          2002 est.                             1,512,226             2022
          2003 est.                               477,847             2023
                                              -----------

          Total NOL                            13,677,357
                                              -----------

NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                 3/31/03   9/30/02
                                 -------   -------
Office rent                       4,913     4,913
Storage                                       136
Apartment rent                      931       931
Office Equipment                    633       633
                                 ------    ------
Total Monthly                     6,477     6,613
                                 ------    ------

The monthly operating leases as of 3/31/03 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                                  Year 1    Year 2    Year 3    Year 4    Year 5
                                 -------   -------   -------   -------   -------
Office Equipment                   7,596     7,596     7,596     7,596     7,596
Real Estate                       70,808    70,128    70,128    70,128    70,128
                                 -------   -------   -------   -------   -------

Total Yearly Leases               78,404    77,724    77,724    77,724    77,724
                                 -------   -------   -------   -------   -------

NOTE 7. GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

COMPANY'S CHALLENGES

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $16,845,712. For the last three years, ending September 30, 2002 revenues have been only $456,271 versus $2,691,555 for costs and expenses.

The Company has survived only by raising funds. The Company must continue to raise funds in the near future to survive. Management has been successful in the past in raising these funds and currently has a commitment from a major shareholder to purchase 100,000 shares for $100,000 at the end of every sixty-day period for one year. There is no assurance that management can continue to find investors to cover the losses generated.

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

The company has borrowed funds from shareholders during the six months ended March 31, 2003 in the amount of $195,329.

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

NOTE 11. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

It is the intention of the Company's management to have its Board of Directors structured to comply with the Sarbanes-Oxley Act of 2002. The Company intends to attempt to attract potential independent directors to its board and to ask its shareholders to elect these potential directors at its next annual meeting. This meeting will be scheduled to be held during the spring of 2004. However, at this time, the Company's board of directors consists of three directors, two insiders (the chairman of the company, who also acts as its Chief Executive Officer, and the founder of the Company, who also acts as the Company's Executive Vice President of Product Development). At this time only one director is considered independent under the definitions of the Sarbanes-Oxley Act of 2002.

It should be noted that the Company may experience difficulties attracting independent directors because, at this time, it does not have Directors and Officers Liability Insurance in place.

In addition, the Company currently has in place an Audit Committee of the Board of Directors, although this committee does not currently comply with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the Audit Committee consist of three independent directors. Because the Board of Directors, as currently structured, does not have three independent directors it is not feasible to structure the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Currently the Audit Committee consists of an
Independent Director, an Insider Director and the Chairman is an Advisory Director. It is the intent of the Management of the Company to comply with the Sarbanes-Oxley Act of 2002 as it pertains to an Audit Committee as soon as it is practicable and independent directors can be attracted to the board. The due date set forth by the Securities and Exchange Commission for compliance is January 2004.

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

     During fiscal 2002 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards and training in their use. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Historically, most of our sales occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. In the quarter ended December 31, 2002, our sales were produced by a combination of direct sales, internet sales and distributor sales. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fee as a deduction from the sales price paid. In the future we believe our sales will be primarily through agents, catalogs and dealers and secondarily through our web site.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING MARCH 31, 2003 AND
MARCH 31, 2002

     REVENUE. Total revenue for the six months ending March 31, 2003 and March 31, 2002 were $90,312 and $59,514, respectively. The six month period ending March 31, 2003 saw sales of keyboards of $90,312 and training revenue of $0, and the six month period ending March 31, 2002 saw sales of keyboards of $59,514 and training revenue of $0. The change in revenue is attributable to increased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales had been negatively impacted by the downturn in the economy and the September 11 attack on America through the first quarter of this year, our number of distributors has increased from 64 to 72 and appears to be positively impacting sales. During the six months ending March 31, 2003 revenues earned were produced by direct sales of $31,000, internet sales of $8,000 and distributor sales of $51,000.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the six months ending March 31, 2003 and March 31, 2002 were $62,481 and $57,189, respectively. The six month period ending March 31, 2003 saw cost of keyboards sold of $61,095 and cost of training of $1,385, and the six month period ending March 31, 2002 saw cost of keyboards sold of $57,123 and cost of training of $66. Cost of goods sold for the six months ending March 31, 2003 and March 31, 2002 were $62,481 or approximately 69% of total revenue, and $57,189 or approximately 96% of total revenue, respectively. The increase in cost of goods sold of $5,292 or approximately 6% of total revenue for the six months ending March 31, 2003 is primarily attributable to an increase in the number of units produced.

     Gross profit for the six months ended March 31, 2003 was $27,832 or approximately 31% of total revenue and gross profit for the six months ended March 31, 2002 was $2,325 or approximately 0.4% of total revenue. The increase in gross profit in the first six months of our fiscal year ending March 31, 2003 as compared to the same first six months for our fiscal year ended March 31, 2002 is primarily attributable to an increase in the number of units sold and produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ending March 31, 2003 and March 31, 2002 were $141,021 and $118,863, respectively. The approximate 19% increase in sales and marketing expense in the first six months of our fiscal year ending March 31, 2003 over the corresponding six month period in our fiscal year ended March 31, 2002 is representative of an increase in the number of units sold. Commission and consulting expenses were increased by $16,000 during the six months that ended March 31, 2003 over the six months that ended March 31, 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ending March 31, 2003 and March 31, 2002 were $268,426 and $236,182, respectively. The increase of $32,244 or approximately 14% in the first six months of our fiscal year ending March 31, 2003 as compared to the same six month period of our year ended March 31, 2002 is primarily attributable to an increase in professional and consulting fees.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the six months ended March 31, 2003 and March 31, 2002 were $6,662 and $9,231, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended March 31, 2003 and March 31, 2002 were $5,668 and $19,270, respectively. Although this six-month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the six months ended March 31, 2003 and March 31, 2002 were $83,902 and $21,185, respectively. Financing expense incurred during the first six months of our fiscal year ending March 31, 2003 has increased by $62,717 in interest expense over the same period for our fiscal year, which ended on March 31, 2002.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the six months ended March 31, 2003 and March 31, 2002 were $477,847 and $400,849, respectively. The increase of $76,998 or approximately 19% in the first six months of our fiscal year ending March 31, 2003 as compared to the same six month period of our fiscal year ended March 31, 2002 is primarily the result of the a increase in revenue and an increase in general and administrative expenses along with an increase in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of March 31, 2003, we had a net operating loss carry forward balance of approximately $13,677,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At March 31, 2002, we had a negative working capital of $60,572. At September 30, 2002, we had a negative working capital of $147,808. Current assets have increased to $430,232 at the end of the first six months on March 31, 2003 of our fiscal year ending September 30, 2003 from $146,814 at September 30, 2002.
The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the six months ended March 31, 2003 of $313,325, as compared to net cash used of $407,187 during the six months ended March 31, 2002. The major elements contributing to net operating cash flow was cash paid for cost of general and administrative and financing expenses.

     Our capital lease obligations for office equipment is currently $7,596 incurred on an annual basis.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our products. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the summer of 2003. In the meantime, we have a line of credit available to us from a major shareholder and an additional major shareholder has committed to purchase 100,000 shares for $100,000 at the end of every sixty-day period for one year. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         99.1   Written Certification of the Chief Financial Officer

     (b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DATAHAND SYSTEMS, INC.
                                        (Registrant)

Date: 5/9/2003                          By: /s/ James A. Cole
      --------                              ------------------------------------
                                            (Signature)

                                        Name:  James A. Cole
                                        Title: Chairman

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

              WRITTEN CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

     Solely for the purposes of complying with Exchange Act Rules 13a-14 and 15d-14 adopted by the Securities and Exchange Commission, I, the undersigned Chief Executive Officer of DataHand Systems, Inc. (the "Company"), hereby certify, based on my knowledge,

     1. I have reviewed this quarterly report on Form 10-QSB of DataHand Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                                        /s/ James A. Cole
                                        --------------------------------
                                        James A. Cole
                                        Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

              WRITTEN CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

     Solely for the purposes of complying with Exchange Act Rules 13a-14 and 15d-14 adopted by the Securities and Exchange Commission, I, the undersigned Chief Financial Officer of DataHand Systems, Inc. (the "Company"), hereby certify, based on my knowledge,

     1. I have reviewed this quarterly report on Form 10-QSB of DataHand Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                                        /s/ James A. Cole
                                        --------------------------------
                                        James A. Cole
                                        Chief Financial Officer