Form 10QSB
period 2003-06-30
DATAHAND SYSTEMS INC
filed 2003-08-19
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2003               Commission File Number 0-33235

                                 ---------------


                             DATAHAND SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                DELAWARE                                    86-0593507
     -------------------------------                    -------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


               3032 NORTH 33RD AVENUE, PHOENIX, ARIZONA 85017-5247
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (602) 233-6000
                           ---------------------------
                           (Issuer's Telephone Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 17,540,509

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

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION........................................    4

Item 1.   Financial Statements.........................................    4

          Balance Sheets June 30, 2003 (Unaudited)
          and September 30, 2002 (Audited).............................    4

          Statements of Operations (Unaudited) for the
          Nine Months ended June 30, 2003..............................    6

          Statement of Stockholders' Equity for the Period
          September 30, 2001 to June 30, 2003..........................    7

          Statements of Cash Flows (Unaudited) for the Nine
          Months ended June 30, 2003...................................    8

          Notes to Financial Statements................................   10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   25

PART II.  OTHER INFORMATION............................................   28

Signatures.............................................................   30


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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

                                                     June 30,     September 30,
                                                       2003           2002
                                                     --------     -------------
CURRENT ASSETS

   Cash                                                80,892         27,868
   Trade Receivables                                   18,989          4,397
   Inventory                                          242,324        114,549
                                                     --------       --------

   Total Current Assets                               342,205        146,814
                                                     --------       --------

EQUIPMENT, net                                         32,118         38,262
                                                     --------       --------

OTHER ASSETS
                                                     --------       --------

TOTAL ASSETS                                          374,323        185,076
                                                     ========       ========



        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,     September 30,
                                                      2003           2002
                                                  -----------    -------------
CURRENT LIABILITIES
   Payables                                           172,788          88,760
   Accrued Payroll                                     73,712          15,993
   Royalty Payable                                      3,456           3,108
   Warranty Payable                                     7,340           4,246
   Notes Payable                                      282,033         182,516
                                                  -----------     -----------

   Total Current Liabilities                          539,330         294,622
                                                  -----------     -----------

LONG TERM NOTES PAYABLE                               597,000         554,200
DEFERRED INCOME                                        12,603          17,377
                                                  -----------     -----------

   Total Liabilities                                1,148,933         866,199
                                                  -----------     -----------
STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.001,
   no shares outstanding

   Common Stock, authorized
   30,000,000 shares of stock,
   17,540,509 and 16,706,363
   shares issued and at
   June 30, 2003 and September 30,
   2002 par value $0.001 per share                     17,541          16,706

   Additional Paid in Capital                      16,210,455      15,470,511

   Options and Warrants                               220,975         199,525

   Retained Earnings (Loss)                       (17,223,580)    (16,367,865)
                                                  -----------     -----------

   Total Stockholders' Equity                        (774,609)       (681,123)
                                                  -----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  374,323         185,076
                                                  ===========     ===========

         The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                AND THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                     Three Months    Three Months    Nine Months    Nine Months
                                        Ended           Ended           Ended          Ended
                                       June 30         June 30         June 30        June 30
                                        2003            2002            2003           2002
                                     ------------    ------------    -----------    -----------
INCOME
  Sales of Product                         40,244          28,960        130,556         88,474
  Training Revenue
                                     ------------    ------------    -----------    -----------
  Total Revenue                            40,244          28,960        130,556         88,474
                                     ------------    ------------    -----------    -----------
COST OF SALES
  Costs of Goods Sold                      77,215          53,418        138,310        159,315
  Cost of Training                            (41)                         1,344             66
                                     ------------    ------------    -----------    -----------
  Total Cost of Sales                      77,174          53,418        139,654        159,381
                                     ------------    ------------    -----------    -----------
  Gross Profit                            (36,930)        (24,459)        (9,098)       (70,907)
                                     ------------    ------------    -----------    -----------
EXPENSES
  Sales and Marketing                      54,185          55,460        195,206        174,324
  General and Administrative              180,093         100,899        448,519        288,308
  Research and Development                 54,778           7,974         61,440         17,205
  Depreciation Expense                      2,876           9,682          8,544         28,952
  Interest Expense                         49,006          22,212        132,908         43,398
                                     ------------    ------------    -----------    -----------
  Total Expense                           340,937         196,228        846,616        552,186
                                     ------------    ------------    -----------    -----------
  Gain on Patent Sale                                                                     1,557
                                     ------------    ------------    -----------    -----------
  Loss before Provision for
    Income Taxes                         (377,867)       (220,687)      (855,715)      (621,536)
  Provision for Income Taxes                    0               0              0              0
                                     ------------    ------------    -----------    -----------
NET INCOME (LOSS)                        (377,867)       (220,687)      (855,715)      (621,536)
                                     ============    ============    ===========    ===========
Basic and Diluted Earnings
  (Loss) per Common Share                   (0.02)          (0.01)         (0.05)         (0.04)
                                     ------------    ------------    -----------    -----------
Basic and Diluted Weighted Average
 Number of Common Shares               17,372,382      16,031,547     16,959,626     15,872,014
                                     ------------    ------------    -----------    -----------

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD SEPTEMBER 30, 2001 TO JUNE 30, 2003
                                   (UNAUDITED)

                                            Common Stock      Additional  Options
                                       ---------------------   Paid in      and       Stock     Accumulated     Total
                                          Shares     Amount    Capital    Warrants  Subscribed    Deficit       Equity
                                       -----------  --------  ----------  --------  ----------  -----------  -----------
Balance, September 30, 2001             15,786,425   15,786   14,747,442              (150,000) (14,855,639)    (242,411)

Sales of Common Stock                      565,000      565      464,435                                         465,000
Stock Issued as Loan Inhancement           194,414      194      101,284                                         101,478
Conversion of Interest                      11,824       12       11,776                                          11,788
Stock Issued for Services Rendered         130,000      130      129,870                                         130,000
Stock Subscriber                                                                       150,000                   150,000
Options Issued for Services Rendered                                       158,638                               158,638
Warrants Issued as Stock Inhancement                                        40,887                                40,887
Warrants Exercised                          15,700       16       15,684                                          15,700
Conversion of Royalty                        3,000        3           20                                              23
Deficit for year
  ended September 30, 2002                                                                       (1,512,226)  (1,512,226)
                                       -----------  -------   ----------  --------  ----------  -----------   ----------

Balance, September 30, 2002             16,706,363   16,706   15,470,511   199,525          --  (16,367,865)    (681,123)

Sales of Common Stock                      617,002      617      616,385                                         617,002
Stock Issued as Loan Enhancement           195,329      195      101,766                                         101,961
Conversion of Interest                      21,815       23       21,793                                          21,816
Options Issued for Services Rendered                                        21,450                                21,450
Deficit for quarter                                                                                (855,715)    (855,715)
                                       -----------  -------   ----------   -------  ----------  -----------   ----------

Balance, June 30, 2003                  17,540,509   17,541   16,210,455   220,975           0  (17,223,580)    (774,609)
                                       ===========  =======   ==========   =======  ==========  ===========   ==========


        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                    June 30           June 30
                                                      2003              2002
                                                  -----------       -----------
Cash Flows from
Operating Activities

  Net Loss                                           (855,715)         (621,536)

  Accounts Receivable                                 (14,592)             (707)
  Inventory                                          (127,775)          (31,195)
  Bank Overdraft
  Accounts Payable                                     84,029           (10,761)
  Deferred Revenue                                     (4,774)            7,661
  Depreciation Expense                                  8,544            27,395
  Amortization of Original Issue Discount                                16,043
  Stock Issued as Loan Enhancement                    101,961
  Stock Issued for Accrued Interest                    21,816             6,907
  Stock Issued for Royality Conversion                                       23
  Stock Options Granted                                21,450
  Accrued Payroll                                      57,719            11,647
  Accrued Warranty and Royalty                          3,442              (784)
                                                  -----------       -----------
Net Cash Provided by Operations                      (703,895)         (595,307)
                                                  -----------       -----------
Cash Flows Used in Investing Activities
  Fixed Asset Purchase (Sale)                           2,400              (650)
                                                  -----------       -----------
Net Cash Used for Investing                             2,400              (650)
                                                  -----------       -----------
Cash Flows from Financing
  Note Payable                                        142,317           194,414
  Stock Purchase Receivable                                             150,000
  Sales of Stock                                      617,002           230,700
                                                  -----------       -----------
Cash Flows from Financing                             759,319           575,114
                                                  -----------       -----------
Net Increase (Decrease) in Cash                        53,024           (19,543)

Cash, Beginning of Period                              27,868            56,966
                                                  -----------       -----------
Cash, End of Period                                    80,892            37,423
                                                  ===========       ===========

        The accompanying notes are an integral part of these statements

SCHEDULE OF TAXES PAID

Nine Months Ended June 30, 2003

     None


Nine Months Ended June 30, 2002

     None


SCHEDULE OF INTERST PAID

Nine Months Ended June 30, 2003

     $1,775

Nine Months Ended June 30, 2002

     $2,402


SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Nine Months Ended June 30, 2003

     195,329 shares of stock were issued as a loan enhancement,valued at $101,961 21,815 shares of stock were issued for Accrued Interest of $21,816 69,000 stock options granted for directors services rendered, valued at $21,450 166,566 warrants reissued for expired warrants for services rendered, valued at $0

Nine Months Ended June 30, 2002

     22,500 stock options granted for directors services rendered, valued at $0.00 6,907 shares of stock were issued for Accrued Interest of $6,907 194,414 shares of stock were issued as a loan enhancement,valued at $39,854 3,000 shares of stock were issued as a conversion of royality interest, valued at $23

For a more detailed explanation of stock options and warrants see Note 4


        The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003 AND SEPTEMBER 30, 2002


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous eighteen quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

MARKETING STRATEGY

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. During 1996, management of the Company changed its marketing strategy to focus on sales of large quantities of the Company's products to corporate entities. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of June 30, 2003 the Company had 74 distributors. The company's president has been developing an experienced sales team. He has also begun to establish relationships with large retailers.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $12,877 for the nine months ended June 30, 2003 and $9,829 for the nine months ended June 30, 2002.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                          6/30/03   9/30/02
                                          -------   -------

                        Raw materials     227,549    87,618
                        Work-in-Process         0         0
                        Finished goods     14,775    26,931
                                          -------   -------

                                          242,324   114,549
                                          -------   -------

PROPERTY, EQUIPMENT AND PATENTS

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                                  6/30/03     9/30/02
                                                  -------     -------

          Tooling and jigs                        166,605     163,205
          Prototypes
          Machinery and equipment                  31,700      31,700
          Office equipment                         86,871      86,871
          DataHand(R) Systems units held for
            rental and promotion                   48,705      48,705
          Tenant improvements and other            17,430      17,430
          Patents                                  88,484      88,484
          Total fixed assets                      439,795     436,395
                                                 --------    --------
          Less: Accumulated depreciation
            and Amortization                     (406,677)   (398,133)
          Total                                    33,118      38,262
                                                 --------    --------

PATENTS

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the nine months that ended June 30, 2003 was $4,878 and for the nine months that ended June 30, 2002 was $9,271. Accumulated amortization as of June 30, 2003 was $77,387.

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

                                             6/30/03           9/30/02
                                           ----------        ----------

Weighted average shares                    16,959,626        16,014,570

Anti-dilutive Options                         850,000         1,077,295
Anti-dilutive Warrants                      1,651,079         1,871,079


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

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                   6/30/03       9/30/02
                                                   -------       -------
Demand Notes to:
Officers 0% interest,                                                  0

Investors 10% interest payments
paid quarterly with stock                          341,743       194,414
                                                  --------      --------

Gross Original Issue Discount                     (203,446)      (39,855)
Amortization of Original Issue Discount            143,736        27,957
                                                  --------      --------

Original Issue Discount                            (59,710)      (11,898)
                                                  --------      --------

Line of credit, 13.75 % (prime based) plus 2%
of principal paid monthly for 2001 and 2002,
credit line from a private finance company
as of 06/30/2003 was $30,000 with a $0
balance as of 06/30/2003, this loan is
secured by a personal guarantee of one
of the directors of the Company                          0             0
                                                  --------      --------

Total Current Notes                                282,033       182,516
                                                  --------      --------

Long Term Notes Payable

Officer Notes, 8% int. paid annually               550,057       507,257
Officers 0% interest,                               41,746        41,746
Employees  0% interest                               5,197         5,197
                                                  --------      --------

Total Long Term Notes                              597,000       554,200
                                                  --------      --------


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

Royalty expense for the years 2001-2002 and the nine months ended 6/30/03 and for Options A and B are listed below.

     PERIODS                      MONTHS      UNITS      UNIT $     ROYALTY
     -------                      ------      -----      ------     -------
     Year ended 9/30/01
     Option A Royalties             12         171         .087      137.89
     Option B                       12         171        1.75       299.25

     Year ended 9/30/02
     Option A Royalties             12         120        1.108      132.90
     Option B                       12         120        1.73       208.58

     Six Months ended 6/30/03
     Option A Royalties              9         125        1.056      132.00
     Option B                        9         125        1.73       216.25

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

OTHER

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                                       6/30/03       9/30/02
                                                      ---------     ---------
Beginning Balance                                     1,077,295       689,758
Employee/director granted                                69,000       630,000
Non-employee granted
Employee/director expired                                22,500        27,500
Non-employee expired                                    273,795       214,963
                                                      ---------     ---------
Ending Balance                                          850,000     1,077,295
                                                      ---------     ---------

Expiration Date of the Options Granted                 06/10/08      09/30/07

Option Price                                          $    1.00     $    1.00

Weighted average fair value of Options Granted              .35           .26

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending September 30, 2003: average stock price $1.00, average risk-free interest rate of 3.00%, expected dividend yields of zero, expected lives of five years and average expected volatility of 21.2%. Option values were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of June 30, 2003

                                       Exercise          Expire      Remaining
Period                    Number        Price             Date         months
------                   -------       --------         --------     ---------
June 10, 2003             39,000         1.00           06/10/08         59
October 1, 2002           30,000         1.00           10/01/07         51
September 30, 2002       600,000         1.00            9/30/07         51
July 10, 2002              7,500         1.00            7/10/07         48
March 31, 2002            22,500         1.00           10/01/06         39
September 30, 2000        73,500         1.00             8/1/05         25
September 30, 1999        22,500         1.00             7/1/04         12
February 1, 1999          55,000         1.00             2/1/04          7
                         -------

Total                    850,000
                         -------

Average Price and Remaining Life         1.00                            45 mths

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

                                             6/30/03           9/30/02
                                            ---------         ---------

Beginning Balance                           1,871,079         2,808,979
Warrants Issued                               166,566           150,000
Warrants Exercised                                  0            15,700
Warrants Expired                              386,566         1,072,200
                                            ---------         ---------

Ending Balance                              1,651,079         1,871,079
                                            ---------         ---------

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

Period Ended                        Shares Issued                Value
------------                        -------------              ---------

June 30, 2003                                0                         0
September 30, 2002                     130,000                   130,000


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the

Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,987,163, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $13,578,015. The total valuation allowance is a comparable $2,987163.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                6/30/03          9/30/02
                                                -------          -------

         Net change in deferred taxes              0                0
         Current taxes payable                     0                0
         Provision for Income Taxes                0                0


Below is a chart showing the federal net operating losses and the years in which they will expire.

                    Year            Amount         Expiration
                    ----          ----------       ----------
                    1989              87,945          2009
                    1990             101,036          2010
                    1991             300,723          2011
                    1992             229,131          2012
                    1993             641,247          2013
                    1994           1,179,831          2014
                    1995           1,081,466          2015
                    1996           1,940,165          2016
                    1997           2,049,650          2017
                    1998           2,101,421          2018
                    1999             920,253          2019
                    2000             542,190          2020
                    2001             545,751          2021
                    2002           1,001,491          2022
                    2003 est.        855,715          2023
                                  ----------

                    Total NOL     13,578,015
                                  ----------

NOTE 6.  LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                              6/30/03           9/30/02
                                              -------           -------

Office rent                                     4,913             4,913
Storage                                                             136
Apartment rent                                    931               931
Office Equipment                                  633               633
                                              -------           -------
Total Monthly                                   6,477             6,613
                                              -------           -------

The monthly operating leases as of 6/30/03 projected into the future for five years shows the following commitments. The apartment and storage are rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                             Year 1     Year 2     Year 3     Year 4     Year 5
                             ------     ------     ------     ------     ------

Office Equipment              7,596      7,596      7,596      7,596      7,596
Real Estate                  70,808     70,128     70,128     70,128     70,128
                             ------     ------     ------     ------     ------

Total Yearly Leases          78,404     77,724     77,724     77,724     77,724
                             ------     ------     ------     ------     ------

NOTE 7:  GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

COMPANY'S CHALLENGES

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $17,223,580. For the last three years, ending September 30, 2002 revenues have been only $456,271 versus $2,691,555 for costs and expenses.

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

An increased emphasis on marketing has begun with mailings, trade shows and phone solicitation. During the upcoming year, management plans to spend over $150,000 to market the Company's products.

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

The company has borrowed funds from shareholders during the nine months ended June 30, 2003 in the amount of $195,329 and during that same period the company has paid down the principle in the amount of $48,000.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JUNE 30, 2003 AND JUNE 30, 2002

     REVENUE. Total revenue for the nine months ending June 30, 2003 and June 30, 2002 were $130,556 and $88,474, respectively. The nine month period ending June 30, 2003 saw sales of keyboards of $130,556 and training revenue of $0, and the nine month period ending June 30, 2002 saw sales of keyboards of $88,474 and training revenue of $0. The change in revenue is attributable to increased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales had been negatively impacted by the downturn in the economy and the September 11 attack on America through the three quarters of this year, our number of distributors has increased from 64 to 74 and appears to be positively impacting sales. During the nine months ending June 30, 2003 revenues earned were produced by direct sales of $44,000, internet sales of $12,000 and distributor sales of $74,000.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the nine months ending June 30, 2003 and June 30, 2002 were $139,654 and $159,381, respectively. The nine month period ending June 30, 2003 saw cost of keyboards sold of $138,310 and cost of training of $1,344, and the nine month period ending June 30, 2002 saw cost of keyboards sold of $159,315 and cost of training of $66. Cost of goods sold for the nine months ending June 30, 2003 and June 30, 2002 were $139,654 or approximately 107% of total revenue, and $159,381 or approximately 180% of total revenue, respectively. The decrease in cost of goods sold of $19,727 or approximately 15% of total revenue for the nine months ending June 30, 2003 is primarily attributable to a decrease in the cost of parts utilized in the units produced.

     Gross profit for the nine months ended June 30, 2003 was ($9,098) or approximately (7%) of total revenue and gross profit for the nine months ended June 30, 2002 was ($70,907) or approximately (80%) of total revenue. The increase in gross profit in the first nine months of our fiscal year ending June 30, 2003 as compared to the same first nine months for our fiscal year ended June 30, 2002 is primarily attributable to an increase in the number of units sold and produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ending June 30, 2003 and June 30, 2002 were $195,206 and $174,324, respectively. The approximate 12% increase in sales and marketing expense in the first nine months of our fiscal year ending June 30, 2003 over the corresponding nine month period in our fiscal year ended June 30, 2002 is representative of an increase in the number of units sold. Commission and consulting expenses were increased by $8,000 during the nine months that ended June 30, 2003 over the nine months that ended June 30, 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ending June 30, 2003 and June 30, 2002 were $448,519 and $288,308, respectively. The increase of $160,211 or approximately 56% in the first nine months of our fiscal year ending June 30, 2003 as compared to the same nine month period of our year ended June 30, 2002 is primarily attributable to an increase in professional, consulting fees and option costs.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the nine months ended June 30, 2003 and June 30, 2002 were $61,440 and $17,205, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue the development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended June 30, 2003 and June 30, 2002 were $8,544 and $28,952, respectively. Although this nine-month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the nine months ended June 30, 2003 and June 30, 2002 were $132,908 and $43,398, respectively. Financing expense incurred during the first nine months of our fiscal year ending June 30, 2003 has increased by $89,510 in interest expense over the same period for our fiscal year, which ended on June 30, 2002.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the nine months ended June 30, 2003 and June 30, 2002 were $855,715 and $621,536, respectively. The increase of $234,179 or approximately 38% in the first nine months of our fiscal year ending June 30, 2003 as compared to the same nine month period of our fiscal year ended June 30, 2002 is primarily the result of the a increase in revenue and an increase in general and administrative expenses along with an increase in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of June 30, 2003, we had a net operating loss carryforward balance of approximately $13,578,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At March 31, 2002, we had a negative working capital of $60,572. At September 30, 2002, we had a negative working capital of $147,808. Current assets have increased to $342,205 at the end of the first nine months on June 30, 2003 of our fiscal year ending September 30, 2003 from $146,814 at September 30, 2002.
The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the nine months ended June 30, 2003 of $703,895, as compared to net cash used of $595,307 during the nine months ended June 30, 2002. The major elements contributing to net operating cash flow was cash paid for cost of inventory, general and administrative and financing expenses.

     Our capital lease obligations for office equipment is currently $7,596 incurred on an annual basis.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our products. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the fall of 2003. In the meantime, we have a line of credit available to us from a major shareholder and an additional major shareholder has committed to purchase 100,000 shares for $100,000 at the end of every sixty-day period for one year. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         EXHIBIT
         NUMBER     DESCRIPTION AND METHOD OF FILING
         -------    --------------------------------

          31.1 Certification of DataHand's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
          31.2 Certification of DataHand's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
          32.1 Certification of DataHand's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of DataHand's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DATAHAND SYSTEMS, INC.
                                        (Registrant)

Date: 8/15/2003                         By: /s/ James A. Cole
      ---------                             ------------------------------------
                                            (Signature)

                                        Name:  James A. Cole
                                        Title: Chairman