Form 10KSB
period 2003-09-30
DATAHAND SYSTEMS INC
filed 2004-01-14
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended September 30, 2003

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-33235

                                 ---------------

                             DATAHAND SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                     86-0593507
----------------------------------------         -------------------------------
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

                          $.001 PAR VALUE COMMON STOCK
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $276,635.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of December 23, 2003, 20,427,305 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 4,459,289. There is no public market for the common stock of Registrant, and there is therefor no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,427,305

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

Transitional Small Business Disclosure Format (Check One): Yes [X] No [ ]

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.....................................    1
     ITEM 2.  DESCRIPTION OF PROPERTY.....................................   19
     ITEM 3.  LEGAL PROCEEDINGS...........................................   19
     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..........   19

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS....   20
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS .......................   21
     ITEM 7.  FINANCIAL STATEMENTS........................................   29
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............   53

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........   53
     ITEM 10. EXECUTIVE COMPENSATION .....................................   54
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   56
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   57
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................   57
     ITEM 14. CONTROLS AND PROCEDURES.....................................   57
     ITEM 15. AUDITOR FEES................................................   58

SIGNATURES................................................................   59

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

     We have spent $76,201 in the last two fiscal years on research and development activities. While ultimately all of our development and research costs will be born by our customers over our business life span, to date all of such costs have been funded by capital invested in us in ether the form of equity or loans.

     During the next twelve (12) months, we intend to:

o    reduce the cost of the current Professional II design by at least 22%;
o complete proof of design prototype and production tooling for the ErgoHand(R)with a target in production manufacturing direct cost of $50; and
o increase staffing modestly to manage use of subcontract design and manufacturing activities.

COMPANY OVERVIEW

     It is our mission to be the recognized leader in profitably manufacturing and marketing proprietary computer keyboards for the commercial, industrial and consumer markets for the benefit of our customers, employees and shareholders by:

o    designing and marketing human to computer interface technology; and
o    ergonomic  products  for   business-to-business   and  business-to-consumer
     markets.

     Our patented technology and know-how is the basis on which we will carry out our mission. Our development of the DataHand(R) Ergonomic Keyboard is well positioned to take advantage of the $3.2 billion corporate data entry systems market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES) and the rapidly growing $600 million ergonomic keyboard market (Source: Frosts & Sullivan U.S. MARKETS FOR COMPUTER KEYBOARDS AND POINTING DEVICES). Product development, testing and test marketing of our DataHand(R) Ergonomic Keyboards have been completed and the results are, we believe, compelling. Some of our users have provided testimonials to us to the effect that our DataHand(R) keyboards are more healthful, comfortable, productive, accurate and enabling than traditional flat keyboards. Full-scale production of our DataHand(R) keyboards commenced in October 1998 with sales and marketing starting shortly thereafter. With OSHA regulations regarding worker health and safety imminent and with a growing number of keyboard related injuries worldwide, the ergonomic keyboard market offers tremendous room for growth. Because of our patent positions and existing market penetration, we believe no other keyboard manufacturer is better positioned to exploit this new market than we are because of the design of our DataHand(R) Ergonomic Keyboards and our patented technology. It is our opinion that no other keyboard design addresses the circumstances that cause carpal tunnel or hand injury by keyboarding. Our DataHand(R) Ergonomic Keyboards have been in the marketplace for over 12 years, longer than any other ergonomic keyboard manufacturer. Our keyboards are well known and used, not only in the United States but world wide.

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

     Recent government-derived data underscores the epidemic of worker injuries caused by conventional keyboard use. The data includes:

o Bureau of Labor Statistics (1999) reports Repetitive Strain Injury (RSI) accounts for 60% of all reported occupational illnesses - the estimated direct costs to businesses was over $60 billion in 2000 (and growing today);
o The National Center for Health Statistics reported 849,000 new problem visits were made to physicians due to Carpal Tunnel Syndrome and carpal tunnel related operations are the second most common surgical procedure in the U.S. (and growing today);
o OSHA studies show Carpal Tunnel Syndrome has the highest median days away from work (25 days);
o A Cumulative Trauma Disorder News survey revealed that Carpal Tunnel Syndrome is the costliest Cumulative Trauma Disorder.

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

THE SOLUTION TO KEYBOARD RELATED INJURIES

     The patented DataHand(R) Ergonomic Keyboard is designed to provide a comfortable and healthful keyboard that addresses each of the traditional keyboards' limitations. No other keyboard available offers the following characteristics:

1. Repetition - DataHand(R)keyboards divide each finger's workload among five unique keys, with unique directions;
2. Workload - DataHand(R)keyboards reduce both the force required to activate keys and total finger travel resulting in a 96% reduction in Repetitive Stress Injury exposure;
3. Carpal Tunnel Involvement - only 60% of the DataHand(R)keyboard keys require tendons that travel through the carpal tunnel ;
4. Hand Tension - DataHand(R) keyboards allow the hands to work in a relaxed, natural position;
5. Wrist Bend - unwanted and problematic wrist bends are eliminated 100% with a DataHand(R) keyboard;
6.   Upper Body Support - DataHand(R) keyboards fully support the hands;
7. Hand Pronation - hand pronation can be completely eliminated with a DataHand(R) keyboard;
8. Wrist Motion - 100% elimination of wrist motion with a DataHand(R) keyboard;
9. External Mouse - an intrinsic mouse eliminates repetitively reaching an external mouse.

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

MARKETS

THE DATAHAND(R) ERGONOMIC KEYBOARD MARKET

     While our potential DataHand(R) Ergonomic Keyboard customers include any user of a computer keyboard or other keypad data entry device, the current market is more narrowly defined into four distinct sub-markets:

o    The Enabling and/or Assistive Technology Keyboard Market
o    The Retail Keyboard Market
o    The Productivity Keyboard Market
o    Other Keyboard Markets - Laptop Computers and Games

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

MARKET STRATEGY - ENABLING AND/OR ASSISTIVE TECHNOLOGY KEYBOARD MARKET

     We believe the DataHand(R) Ergonomic Keyboard stands alone at the top of this market. The unique and patented designs differentiate the DataHand(R) Ergonomic Keyboard from all other ergonomic keyboard designs. We do not know the market share available at this time, as the total high end market volume is not known. There is a growing number of specialized vendors serving this market. Computer operators who want to avoid future injury as well as to address existing pain residual from work on the traditional flat keyboard can be drawn to our DataHand(R) Ergonomic Keyboard's unique design and benefits. As the ergonomic marketplace has grown, our DataHand(R) Ergonomic Keyboards have increasingly been seen by leading vendors in the ergonomic market as a major solution to the problems suffered by persons suffering keyboard injuries. We believe that the other ergonomic keyboards are only partial, marginal or limited, short-term answers to the problems.

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

THE RETAIL KEYBOARD MARKET

     Companies such as Dell, HP and Gateway are starting to market products in the ergonomic and assistive technology markets. The DataHand(R) Ergonomic Keyboard has been approved by them as one of their products for these markets. While we are not in contract with these marketing companies, we anticipate that contracts with them for the sales of our products will be in place by the end of the third quarter of 2004. Dell, HP and Gateway are currently selling over 100 million computer keyboards per year. Our marketing focus is to supply our keyboards to their very large retail base.

MARKET STRATEGY - RETAIL KEYBOARD MARKET

     We will continue to market our keyboards via our web site (WWW.DATAHAND.COM), distributors, resellers and direct sales to enter the retail keyboard market. Web site traffic additional sales increase will be by utilizing known web resources. The following breakdowns are the average number of sites listed under each sub category on three major search engines (Yahoo, Lycos, and NorthernLight) for the keyword: ERGONOMICS as of June 30, 2003:

Companies (61)
Conferences (3)
Institutes (10)
Organizations (4)

SEARCH ENGINE REGISTRATION: (PLACEMENTS FOR GENERATING WEB TRAFFIC)

     Search engines are a source of potential customers that search the web looking for certain keywords such as "ergonomic keyboards, ergonomic computer keyboards and preventing carpal tunnel injury". We are registered with all major search engines. Twenty-Five percent (25%) of our sales during fiscal year 2003 occurred because of our web site, and search engines are the means by which persons searching the web for specific items are directed to web sites offering the items.

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

     We also plan to license the product to a large and well-respected computer company at an attractive wholesale price justified by the proprietary value of the DataHand(R) product name and technology. We have been in negotiations with HP, Dell, Gateway and Microsoft since the last half of 2001. Microsoft has recently added assistive technology products to its product line and web site, and our DataHand(R) Ergonomic Keyboard has been placed on its web site for availability of products. Microsoft put into place in February of 2002 contracts with manufacturers of assistive technology products, such as us. Gateway has announced that it is working on setting up an ergonomic section in each of its stores, and our DataHand(R) Ergonomic Keyboard has been approved for that program. Dell has verbally agreed to sell the DataHand(R) Ergonomic Keyboard. This strategy will enable computers to be sold with a competitively priced DataHand(R) keyboard at the original point of sale. We believe that once the right technology partner is acquired (IBM, Dell, Gateway, etc.), our DataHand(R) keyboard will quickly establish market share. We further believe rapid growth in sales volume will result as the ergonomic liability and lower productivity of the traditional keyboard becomes more widely understood.

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

     Game console unit sales for several of the more popular systems are already measured in millions of units. New game consoles are under development by companies such as Sony, Nintendo, Calico and Atari. There is a potential to license DataHand(R) technology to one or more of these manufacturers as a part of the standard game unit or as an available accessory to provide several significant advantages. Our DataHand(R) technology provides more comfort and extra utility than a conventional keyboard. A key entry device is important because many new game units are intended to be multi-functional, serving as more than simple game controllers. For example, the new Sony units are planned to have Web-TV capability, and others may have the ability to read and send E-mail. Some units may also include basic word processing, printing capability and educational programming, which in turn would require usage of a full keyboard. Our DataHand(R) keyboard technology could be used for typing and could provide new and more fun gaming features than those supported by a conventional keyboard.

SALES, MARKETING AND DISTRIBUTION PROGRAMS:

     o    DISTRIBUTORS - enroll major distributors serving the targeted markets:
          Ingram Micro, Synnex and Tech Data - total sales 2002 about $68B (Source: Annual Reports for Ingram Micro, Synnex and Tech Data). We currently have 72 distributors in the United States and world wide.
     o RESELLERS - sign on (9) major resellers focusing on the targeted markets.
     o CATALOG SALES - place advertisements in (3) major print and (3) major electronic magazines. Catalog sales have only marginally begun. One reseller from New York currently lists the DataHand(R) Ergonomic Keyboard in its catalog. We began to list our products in catalogs on a more extensive basis beginning in the second quarter of 2003.
     o WEB SITE - use latest electronic sales and web site design technology to generate increasing web site visits and sales. Considerable time and expense has also been expended in the development of our web site, WWW.DATAHAND.COM, and this has resulted in a steady flow of orders (twenty to thirty units per month).

     Our marketing plan requires the markets and distribution channels of distributors and resellers. These companies play a major roll to increase sales significantly in the first six months following our obtaining of additional financing. There are approximately 70 thousand resellers purchasing from the top four distributors, approximately 5000 electronic reseller and in excess of 100 catalog companies (Source: Catalog of Resellers - Public Library). With our planned marketing campaign to these resellers, we will see a major influx of orders. As a supplier, we will be required to ship within 2 1/2 weeks to distributors and resellers. Further, the in-house sales staff will concentrate on call centers, brokerage firms, financial institutions and corporations with 50 employees or more and require a ship time frame of 0-30 days. To date, all distributor and reseller agreements have been a standard agreement to sell our products. No material contracts currently exist. We have arrangements with 48 distributors/resellers in the United States and 24 distributors/resellers internationally.

     To date, most efforts to market our products (other than through our web site) have been through attendance at trade shows. For example, we attended the Ergonomic Conference and Expo held in Las Vegas, Nevada during November 2003 and additional conferences in Atlanta and Washington in August 2003.

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

INTERNET ADVERTISING

     We desire to enter into advertising agreements with internet providers such as AOL and Lycos pursuant to which these companies will display Internet banner advertisements for DataHand(R) Ergonomic Keyboard. America on Line (AOL) began offering our DataHand(R) Ergonomic Keyboard on its web site beginning in mid-March 2003. There currently does not exist a written advertising agreement with either AOL or Lycos, although negotiations with both companies is on-going. These advertisements appear when users of AOL and Lycos search for certain key words, such as "keyboards." The advertisements will allow users to click on the advertisement to link directly to our Web site. We anticipate that the agreements will require us to pay the portal sites based on the number of impressions we receive. We initiated these advertisements during fiscal 2002 on a target basis in order to determine the costs to us for the "hits" on the web-site. We also intend to continue to seek new opportunities to expand our presence within top-tier portal sites and highly trafficked content sites.

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

COMPETITION

     The DataHand(R) Systems products serve two distinct markets: corporate (and government) data entry systems and ergonomic keyboards. Data entry system devices are employed on equipment such as mail sorting machines and check sorters. This type of equipment has traditionally been supplied with either a standard keyboard or a numeric keypad for corporate data entry. Corporate and government data entry systems are DataHand's(R) primary market. DataHand(R) competes against the less efficient standard keyboards and keypads with the data Proof (10 Key) and Professional II models, which feature programmability in addition to improved design, to support a wide variety of processing applications.

     The ergonomic keyboard market is more consumer focused and subdivided into two parts. The first category includes keyboards that consist of a split, but attached, keyboard angled to align with the typist's wrists through a wave-like wrist rest such as Microsoft's Natural keyboard. PC Concepts and Adesso are also competitors in this market and the three together have approximately 87% of the total ergonomic keyboard market. The second segment, that includes the
DataHand(R), is all other ergonomic keyboards in a wide array of shapes and configurations. DataHand(R) stands alone at the high end of this market with its uniquely patented keyboard technology providing minimum motion and force and ideal posture and the only proven health and comfort and productivity benefits. The published list price for the DataHand(R) Ergonomic Keyboard - Professional II is $1,295. For the Personal Edition, the published list price is $995. The difference in the two models, which appear to be nearly identical, is that the Professional II is a fully programmable model, i.e., the user can program every key if desired. This cannot be done on the Personal Edition.

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

     First, the CORPORATE DATA ENTRY (SPEED/PRODUCTIVITY) market is approached via direct sales efforts that have already begun. The target of these selling efforts is the data entry production manager who is seeking to increase productivity. The Plan provided for the adding of two Vice President of Sales, Mr. Robert Caplan and Mr. Dan Kass, four direct sales personnel in the calendar years 2002 and 2003 and substantially increased sales personnel in subsequent years. Leads for direct sales will be generated primarily through telemarketing directly to the operating manager.

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

                                     PATENTS

               TITLE                            PAT. #       COUNTRY     ISSUED
               -----                          ----------     -------   ---------

     Alpha Numeric Keyboard                   0279553          EPO       2/2/88
     Alpha Numeric Keyboard                   4,913,573        U.S.      4/3/90
     Comb. Computer Keyboard &
     Mouse Date Entry System                  4,917,516        U.S.     4/17/90
     Data Entry Terminal (Design)             D311,522         U.S.    10/23/90
     Date Entry Device                        M8904784.2     Germany     7/7/89
     Data Entry Device                        0057386                   7/17/89
     Data Entry Device                        894,920        France      5/9/90
     Data Entry Device                        1,060,442        U.K.      5/9/90
     Switch Assembly                          5,514,866        U.S.      5/7/96
     Switch Assembly (design)                 D362,425         U.S.     9/19/95
     Keyboard (design)                        5,376,764        U.S.     3/21/95
     Three Way Switch                         5,743,666        U.S.    12/27/94
     Adjustable Keyboard                      5,743,666        U.S.     4/28/98
     Magnetically Enhanced Membrane Switch    5,921,382        U.S.     7/13/99


                                   TRADEMARKS

       MARK                                     REG. #                   ISSUED
       ----                                   ---------                 --------
     DataHand                                 1,741,088                 12/22/92


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

EMPLOYEES

     As of September 30, 2003, we had 10 employees, including 3 in production, 3 in sales and marketing and 4 in management and administrative support. We have experienced no work stoppages and are not a party to a collective bargaining agreement. We believe that we maintain good relations with our employees.

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

     We historically have secured financing for operations, the acquisition of additional inventory and equipment, and the development of our products through private placements of equity securities and from loans. We had outstanding short-term notes payable and capital lease obligations totaling approximately $414,261 on September 30, 2000, $60,943 on September 30, 2001, $261,848 on
September 30, 2002 and $220,621 on September 30, 2003. Each figure includes yearly leases of $79,332 for office rent and office equipment leases. We have incurred significant losses since inception and will be required to seek additional equity or debt financing to further develop our products and to establish our manufacturing operations, to finance future acquisitions or develop new product lines, to obtain equipment and inventory necessary to expand our in-house production capabilities, or to provide funds to take advantage of other business opportunities. The timing and amount of any such capital requirements cannot be predicted at this time. We have from time to time encountered difficulties in obtaining adequate financing on acceptable terms and there can be no assurance that such financing will be available on acceptable terms in the future. If such financing is not available in sufficient amounts or on satisfactory terms, we may be unable to repay creditors or to continue as a going concern. Our inability to obtain adequate financing on a timely basis also could adversely affect our operating results, may require us to restructure our business and operations, and could significantly interfere with our efforts to expand our business at the desired rate. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to our existing stockholders.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED WITH RESPECT TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND OUR FUTURE PROFITABILITY IS UNCERTAIN AND THIS COULD CAUSE OUR CURRENT AND PAST INVESTORS TO LOSE SOME OR ALL OF THEIR INVESTMENT.

     We have incurred operating losses since inception, and reported a net loss of $523,003 for the year ended September 30, 2001. For the year ended September 30, 2001 we had a deficit of $1,512,226. For the year ended September 30, 2003 we had a deficit of $1,163,490, for a total accumulated deficit at September 30, 2003 of $17,531,355. Losses incurred during fiscal 2001, 2002 and 2003 are attributable primarily to expenses we incurred to develop, enhance and market our DataHand(R) Ergonomic Keyboard. We cannot assure you that we will generate sufficient operating revenue, expand sales of our products and services, or control our costs sufficiently to achieve or sustain profitability. Our financial statements for the years ended September 30, 2003, September 30, 2002 and September 30, 2001 have been prepared assuming that we will continue as a going concern. The report by our independent public accountants on our financial statements for the year ended September 30, 2003 states that the significant losses and our working capital deficiency as of that date make our ability to continue as a going concern uncertain. Our financial statements for the year ended September 30, 2003 do not include any adjustments relating to the realization of assets and the satisfaction of liabilities that might result in the event that we become unable to continue as a going concern.

OUR LIMITED OPERATING HISTORY MAY CAUSE FUTURE INVESTORS A PROBLEM IN EVALUATING OUR POTENTIAL FOR FUTURE SUCCESS. THIS IN TURN COULD CAUSE US DIFFICULTIES IN RAISING NEEDED CAPITAL

     We were incorporated in 1995 and we did not commence active business operations in the industry until 1996. Accordingly, we have a limited operating history and limited historical financial information upon which you can evaluate our existing business and our potential for future success. We face numerous risks, expenses, delays, and uncertainties associated with establishing a new business, especially in the new and rapidly evolving computer technology. Some of these risks and uncertainties relate to our ability to

     o    develop brand awareness and brand loyalty,
     o    increase traffic to our web site;
     o    increase customer acceptance of our products and services,
     o    develop and renew strategic relationships,
     o obtain access to new product and service offerings or distribution channels,
     o anticipate and adapt to the changing market for computer equipment and electronic commerce,
     o provide or contract for satisfactory customer service and order fulfillment, and
     o    integrate any acquired businesses, technologies and services.

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

WE MAY NOT BE COMPETITIVE IF WE FAIL TO ENHANCE OUR PRODUCT AND SERVICE OFFERINGS AND DISTRIBUTION CHANNELS.

     The failure to develop or acquire new or enhanced products, services, distribution channels and online features and functions could have a material adverse effect on our business. To remain competitive, we must continue to

     o expand our product and service offerings and develop or acquire new distribution channels,
     o enhance our offerings of ergonomic related news, information, and features,
     o enhance the ease of use, responsiveness, functionality, and features of DataHand(R) Ergonomic Keyboard,
     o    attract and retain additional staff, and
     o improve the consumer knowledge and purchasing experience on our planned network of Web sites.

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

IF WE ARE UNABLE TO SUPPORT INCREASED VOLUME ON OUR WEB SITE SALES WILL BE ADVERSELY AFFECTED.

     Growth in the number of users accessing our Web site may strain or exceed the capacity of the computer systems of our Internet hosting service and lead to impaired performance or system failures. The current systems of our Internet hosting service may be inadequate to accommodate rapid traffic growth on our network. If this occurs, customer service and satisfaction may suffer, which could lead to dissatisfied users, reduced traffic, and an adverse impact on our business. Our Internet hosting service plans to upgrade and add to our existing technology and network infrastructure and to implement new systems so that our network can perform better and handle increased traffic. Failure to implement these systems effectively or within a reasonable period of time could have a material adverse effect on our business, operating results, and financial condition. We have completed a revision of our web site content so that surfing the site is easier and requires less computer memory on the surfer's computer than before. While we believe that we have substantially reduced the risk associated with the use and availability of our web site, we wish to caution that there remain risks over which we have no control.

WE FACE INTENSE COMPETITION.

     Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

     o the quality, features, diversity, and prices of our products and services,
     o our ability to generate traffic to our DataHand(R)Ergonomic Keyboard brand,
     o our ability to develop new products and technology and service offerings,
     o    our ability to develop and maintain effective marketing programs,
     o    the quality of our customer service and training,
     o our ability to recognize industry trends and anticipate shifts in consumer demands,
     o    product introductions by our competitors,
     o the number, nature, and success of our competitors in a given market, and
     o    general market conditions.

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     During the fiscal year ended September 30, 2001, we sold for cash 3,639,894 shares of stock for a total purchase price of $745,246. We also issued an aggregate of 798,913 shares of stock for services and debt for a total value of $536,691.

     During the fiscal year ended September 30, 2002, we sold for cash 565,000 shares of stock for a total purchase price of $465,000. We also issued an aggregate of 336,238 shares of stock for services and debt for a total value of $243,266.

     During the fiscal year ended September 30, 2003, we sold for cash 1,917,002 shares of stock for a total purchase price of $917,002. We also issued an aggregate of 1,803,940 shares of stock for services and debt for a total value of $309,286.

     During the fiscal year ended September 30, 2001, no additional options were granted.

     During the fiscal year ended September 30, 2002, we granted to directors a total of 630,000 options to purchase our stock for a value of $158,639. The exercise price is $1.00 per share and the option is good for five years.

     During the fiscal year ended September 30, 2003, we granted to directors a total of 69,000 options to purchase our stock for a value of $21,450. The exercise price is $1.00 per share and the option is good for five years.

     During this three year period, we have issued warrants to purchase common stock. None of these warrants have been redeemed. Outstanding warrants have expiration dates through July 10, 2004 and certain warrants expire at the date of an initial public offering. 216,566 warrants were issued in the fiscal year ended September 30, 2003, 150,000 warrants were issued in the year ended September 30, 2002 and 706,566 warrants were issued in the year ended September 30, 2001.

     All securities during the past three years were pursuant to exemptions from registration provided by Sections 3(b), 4.2 and 4.6 of the Securities Act of 1933, as amended, and the rules and regulations adopted thereunder. During this period of time, all five (5) of the purchasers were old shareholders.

     During the fiscal year ended September 30, 2002, we issued for exercised warrants 15,700 shares of stock for a total purchase price of $15,000. We also issued an aggregate of 150,000 warrants to purchase 150,000 shares of stock for a total value of $40,886.

     As of September 30, 2003, there were approximately 420 holders of record of our common stock.

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

                                    YEAR ENDED      YEAR ENDED     YEAR ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                       2003            2002           2001
                                   -------------   -------------  -------------
STATEMENTS OF OPERATIONS:

INCOME
   SALES OF PRODUCT                $     276,635   $     129,838  $     162,317
   TRAINING REVENUE                            0               0         10,150
                                   -------------   -------------  -------------
TOTAL REVENUE                            276,635         129,838        172,467

COST OF SALES
   COSTS OF GOOD SOLD                    298,078         110,983         60,283
   COST OF TRAINING                            0               0         10,268
                                   -------------   -------------  -------------
   TOTAL COST OF SALES                   298,078         110,983         70,551
                                   -------------   -------------  -------------

     GROSS PROFIT                        (21,442)         18,856        101,916

EXPENSES
   SALES AND MARKETING                   260,086         474,250        176,120
   GENERAL AND ADMINISTRATIVE            636,048         864,442        334,697
   RESEARCH AND DEVELOPMENT               52,138          24,063         10,531
   DEPRECIATION EXPENSE                   10,618          64,387         64,478
   INTEREST EXPENSE                      183,157         109,497         39,093
                                   -------------   -------------  -------------
   TOTAL EXPENSE                       1,142,047       1,536,638        624,919

   GAIN ON PATENT SALE AND
     RETIREMENT OF DEBT                        0           5,557              0
   LOSS BEFORE PROVISION FOR
     INCOME TAXES                     (1,163,490)     (1,512,226)      (523,003)
   PROVISION FOR INCOME TAXES                  0               0              0
                                   -------------   -------------  -------------
NET INCOME (LOSS)                     (1,163,490)     (1,512,226)      (523,003)
                                   =============   =============  =============
BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                  (0.07)          (0.09)         (0.04)

BASIC AND DILUTED WEIGHTED
   AVERAGE NUMBER OF COMMON
   SHARES                             17,139,953      16,014,570      13,535,120

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

     During fiscal 2003 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Ninety percent (90%) of our sales during fiscal 2002 occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fees as a deduction from the sales price paid.

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

     There are no particular external business conditions that have affected our business in the past. Sales had declined year-to-year since 1998 because of a restructuring that occurred at the end of 1998 until 2003 where sales increased by 113%. Because of a lack of funding at that time, our management agreed that we would layoff most of our work force and concentrate our efforts on raising needed capital and completing the design of the "ErgoHand" (the low cost DataHand(R) Ergonomic Keyboard) and the recruitment of needed, experienced personnel for the future. These tasks have been completed, and as we anticipate sales will show an increase beginning in 2003. There are no seasonal or other aspects in our financial performance.

     Revenues have not been segmented by market segment in the past. However, it is anticipated that revenues will be segmented in the future between at least: web sales, resellers and corporate sales.

RESULTS  OF  OPERATIONS  FOR  THE  FISCAL  YEARS  ENDING  SEPTEMBER  30,   2003,
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     REVENUE. Total revenue for the fiscal years ending September 30, 2003, September 30, 2002 and September 30, 2001 were $276,635, $129,838 and $172,467, respectively. The twelve month period ending September 30, 2003 saw sales of keyboards of $276,635 and training revenue of $0, the twelve month period ending September 30, 2002 saw sales of keyboards of $129,838 and training revenue of $0, and the twelve month period ending September 30, 2001 saw sales of keyboards of $162,317 and training revenue of $10,150. The change in revenue is attributable to increase sales of our DataHand(R) Ergonomic Keyboards .

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2003, September 30, 2002 and September 30, 2001 were $298,078, $110,983 and $70,551 respectively. The twelve month period ending September 30, 2003 saw cost of keyboards sold of $298,078 and cost of training of $0, the twelve month period ending September 30, 2002 saw cost of keyboards sold of $110,983 and cost of training of $0, while the twelve month period ending September 30, 2001 saw cost of keyboards sold of $60,283 and cost of training of $10,268. Cost of goods sold for the fiscal years ending September 30, 2003, September 30, 2002 and September 30, 2003 were $298,078 or approximately 108% of total revenue, 110,983 or approximately 85% of total revenue and $70,551 or approximately 41% of total revenue, respectively. The increase in cost of goods sold of $187,095 or approximately 68% of total revenue of fiscal year ending September 30, 2003 is primarily attributable to increase in raw materials expenses.

     Gross profit for the fiscal year ended September 30, 2003 was ($21,442) or approximately (108%) of total revenue, gross profit for the fiscal year ended September 30, 2002 was $18,856 or approximately 15% of total revenue and gross profit for the fiscal year ended September 30, 2001 was $101,916 or approximately 59% of total revenue. The (214%) in gross profit in fiscal year 2003 as compared to fiscal year 2002 is primarily attributable to increases in raw materials expenses during the twelve month period ending September 30, 2003.

     The negative gross profits incurred during fiscal 2003 were the results of the increase in the costs of raw materials. It should be noted that we have hired subcontractors to increase our manufacturing capability and our raw material cost increased during the training period of the subcontractors.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the fiscal years September 30, 2003, September 30, 2002 and September 30, 2001 were $260,086, $474,250 and $176,120, respectively. The approximate 37% decrease in sales and marketing expense over fiscal year 2002 is representative of us reducing our advertising costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal years ending September 30, 2003 and September 30, 2002 and September 30, 2001 were $636,048, $864,442 and $334,697, respectively. The decrease of $228,394 or approximately 26% in fiscal year 2003 is primarily attributable to a decrease in consulting personnel.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001 were $52,138, $24,063 and $10,531, respectively. The increase of research and product development expenses is representative of us developing the ErgoHand(R) product. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses had reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the ErgoHand(R).

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal year ended September 30, 2003, September 30, 2002 and September 30, 2001 were $10,618, $64,387 and $64,478, respectively. Even though our depreciation expenses have decreased, we anticipate that depreciation expense will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001 were $183,157, $109,497 and
$39,093, respectively. Payroll financing costs incurred during the fiscal year ended September 30, 2003 were the sources of the increase of $73,660 in interest expense over fiscal year 2003.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the fiscal year ended September 30, 2003, September 30, 2002 and September 30, 2001, were $1,163,490, $1,512,226 and $523,003, respectively. The decrease of $348,736 or approximately 23% in fiscal 2003 as compared to fiscal 2002 is primarily the result of the increase in sales and reduction in sales and marketing expenses and general and administrative expenses during the fiscal years.

     PROVISION FOR INCOME TAXES. As of September 30, 2003, we had a net operating loss carryforward balance of approximately $13,885,790 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2003, we had a positive working capital of $14,713. At September 30, 2002 and we had a negative working capital of $147,808. Current assets increased to $303,587 at the twelve months ended September 30, 2003 from $146,814 at September 30, 2002. The changes were due primarily to changes in cash and inventory.

     Our operating activities used net cash during the year ended September 30, 2003 of $1,047,368, as compared to net cash used during the fiscal years ended

September 30, 2002 of $1,022,592 and $493,275 during the year ended September 30, 2001. The major element contributing to net operating cash flow was cash paid for general and administrative and marketing expense.

     At the end of the fiscal year ended September 30, 2002, we had current notes payable outstanding of $182,516. During the period from September 30, 2001 through September 30, 2002, we had a net reduction of $41,227, bringing the total due on current notes payable on September 30, 2003 to $141,289. The current notes payable during these periods of time bore interest at rates between 0% and 10% per annum.

     At the end of the fiscal year ended September 30, 2002, we had long term notes payable outstanding of $866,199. During the period from September 30, 2002 through September 30, 2003, we reduced the long term debt by $531,919, bringing the total due on long term notes payable on September 30, 2003 to $22,281. The reduction to the long term debt is due to both Dennis Monroe, Vice President of Operations, and James Cole, Chairman and CEO agreeing to convert the long term debt into equity.

     In fiscal years ended September 30, 2001 and September 30, 2002, we made no capital lease payments since we had no capital lease obligations in those fiscal years. During the fiscal year that ended September 30, 2003, we made capital lease payments of $7,805.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our history. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the spring of 2004. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

     We believe that our short term liquidity needs can be achieved through our current group of investors. These investors have supported us during the past two years and continue to do so. For example, during the past six months these investors have furnished us with $500,000 in working capital. In the long term, we have a need to raise additional capital to expand our marketing and sales activities and to complete the development, testing and marketing of our newest product, the low-cost DataHand(R) Ergonomic Keyboard named ErgoHand(R).

     We have been able to generate sufficient amounts of cash from our investors during the past eight years and we know of no reason why this support should not continue during the next twelve month period. We remain a viable going concern because of this support and plan to increase sales and profits, even though our auditor has issued a going-concern opinion in connection with his audit of us. Please refer back to the paragraphs in Part I above that is captioned UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN, AND OUR INVESTORS MAY LOSE SOME OR ALL OF THEIR INVESTMENT" and WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, OUR AUDITORS' REPORT ON OUR FINANCIAL STATEMENTS IS QUALIFIED WITH RESPECT TO OUR ABILITY TO CONTINUE

AS A GOING CONCERN, AND OUR FUTURE PROFITABILITY IS UNCERTAIN AND THIS COULD CAUSE OUR CURRENT AND PAST INVESTORS TO LOSE SOME OR ALL OF THEIR INVESTMENT.

     Sales, and resulting profits, should increase because of our new marketing and sales team has recently contracted with 72 distributors, is negotiating with companies such as Gateway, Dell and Compaq and Microsoft to distribute our products, is instituting a program to attend both Workers Compensation and Ergonomic Products conferences and has plans in place to increase sales through our web site.

     The following are the number of units sold for each of the periods from October 2001 through September 2003.

                                Year Ended         Year Ended       Year Ended
                               September 30,      September 30,    September 30,
                                   2003               2002             2001
                               -------------      -------------    -------------

     Monthly Range                 109-3              28-2             30-2
     Total for Year                 293               120              171

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

     After the Options A, B and C conversions, there remains a fixed royalty obligation of $0.25 per unit and a percentage-of-sales royalty, based on the average sales price of a DataHand(R) Professional II as of September 30, 2003, of approximately $1.00.

CAPITAL STOCK

     We have total authorized capital of 35,000,000 shares consisting of 30,000,000 shares of common stock, $.001 par value per share and 5,000,000 share of preferred stock, $.001 par value per share.

OPTIONS

     Option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                    9/30/03         9/30/02
                                  ----------      ----------

Beginning Balance                  1,077,195         689,758
Employee/director granted             69,000         630,000
Non-employee granted
Employee/Director expired             22,500          27,500
Employee expired
Ending Balance                       850,000       1,077,295

Expiration Date of the
Options Granted                     06/10/08        09/30/07

Option Price                       $    1.00       $    1.00

Weighted average fair value
Of Options Granted                 $    0.35       $    0.26

     The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending September 30, 2003: average stock price $1.00, risk-free interest rate of 3.00%, expected dividend yields of zero, expected lives of five years and expected volatility of 21.2%. Option values were zero for all options through September 30, 2001.

     A copy of our stock option is attached as an exhibit to our Form 10-SB filed on October 9, 2001 with the SEC. It is available on-line on EDGAR at the SEC's web site.

WARRANTS

     We have outstanding warrants to purchase shares of common stock at prices ranging from $1.00 to $5.00 per share. No value was assigned to the warrants issued prior to September 30, 2001. Warrants that were issued during the year ending September 30, 2002 were valued at $.26. Certain outstanding warrants have expiration dates through November 1, 2006 and 211,111 warrants expire at the date of an initial public offering (IPO). Certain warrants that had expired recently were reissued for services rendered at the time of the original issuance and since the original warrants were valued at $0, that value was applied to the reissued warrants. Excluding the IPO expiring warrants, the average expiration date is July 15, 2004. Below is the list of the warrants outstanding at the end of each period.

                                    9/30/03         9/30/02

Beginning Balance                  1,871,079       2,808,979
Warrants Issued                      216,566         150,000
Warrants Exercised                         0          15,700
Warrants Expired                     461,566       1,072,200
                                  ----------      ----------

Ending Balance                     1,626,079       1,871,079
                                  ----------      ----------

     As of September 30, 2003, we had 20 holders of warrants for 1,626,079 shares of common stock.

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

     A copy of our warrant is attached to our Form 10-SB filed on October 9, 2001 with the SEC. It is available on-line on EDGAR at the SEC's web site.

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

ITEM 7. FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                               September 30, 2003
                               September 30, 2002




                                TABLE OF CONTENTS

                                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT..........................  30

BALANCE SHEET, ASSETS .....................................................  31

BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY........................  32

STATEMENT OF OPERATIONS ...................................................  33

STATEMENT OF STOCKHOLDERS' EQUITY .........................................  34

STATEMENT OF CASH FLOWS ...................................................  35

NOTES TO FINANCIAL STATEMENTS .............................................  38

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors/Audit Committee
Datahand Systems, Inc.

     I have audited the accompanying consolidated balance sheets of Datahand Systems, Inc. as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datahand Systems, Inc. as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for years ended September 30, 2003, 2002 and 2001 in conformity with United States generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses since inception, covering over eight years. This factor raises substantial doubt about the Company's ability to continue as a going concern. This factor and others are detailed in Note 7 along with management's plans for the Company. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                           Shelley Intl., CPA

December 26, 2003

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002



                                     ASSETS

                                              September 30,       September 30,
                                                  2003                2002
                                              -------------       -------------
CURRENT ASSETS
   Cash                                             110,336              27,868
   Trade Receivables                                    853               4,397
   Inventory                                        192,398             114,549
                                              -------------       -------------

   Total Current Assets                             303,587             146,814
                                              -------------       -------------

EQUIPMENT, net                                       30,756              38,262
                                              -------------       -------------

OTHER ASSETS
                                              -------------       -------------

TOTAL ASSETS                                        334,343             185,076
                                              =============       =============



        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,       September 30,
                                                  2003                2002
                                              -------------       -------------
CURRENT LIABILITIES

   Payables                                         103,697              88,760
   Accrued Payroll                                   28,123              15,993
   Royalty Payable                                    3,552               3,108
   Warranty Payable                                  12,213               4,246
   Notes Payable                                    141,289             182,516
                                              -------------       -------------
   Total Current Liabilities                        288,874             294,622
                                              -------------       -------------
LONG TERM NOTES PAYABLE                              22,281             554,200
DEFERRED INCOME                                       7,868              17,377
                                              -------------       -------------

   Total Liabilities                                319,023             866,199
                                              -------------       -------------
STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.001,
   no shares outstanding

   Common Stock, authorized
   30,000,000 shares of stock,
   20,427,305, and 16,706,363
   shares issued and at
   September 30, 2003 and September
   30, 2002 par value $0.001 per share               20,427              16,706

   Additional Paid in Capital                    17,305,273          15,470,511

   Options and Warrants                             220,975             199,525

   Retained Earnings (Loss)                     (17,531,355)        (16,367,865)
                                              -------------       -------------
   Total Stockholders' Equity                        15,320            (681,123)
                                              -------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                334,344             185,076
                                              =============       =============


        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


                                          Year           Year          Year
                                          Ended          Ended         Ended
                                      September 30   September 30  September 30
                                          2003           2002          2001
                                      ------------   ------------  ------------
INCOME
   Sales of Product                        276,635        129,838       162,317
   Training Revenue                                                      10,150
                                      ------------   ------------  ------------
   Total Revenue                           276,635        129,838       172,467
                                      ------------   ------------  ------------
COST OF SALES
   Costs of Goods Sold                     298,078        110,983        60,283
   Cost of Training                                                      10,268
                                      ------------   ------------  ------------
   Total Cost of Sales                     298,078        110,983        70,551
                                      ------------   ------------  ------------
   Gross Profit                            (21,442)        18,856       101,916
                                      ------------   ------------  ------------
EXPENSES
   Sales and Marketing                     260,086        474,250       176,120
   General and Administrative              636,048        864,442       334,697
   Research and Development                 52,138         24,063        10,531
   Depreciation Expense                     10,618         64,387        64,478
   Interest Expense                        183,157        109,497        39,093
                                      ------------   ------------  ------------
   Total Expense                         1,142,047      1,536,638       624,919
                                      ------------   ------------  ------------
   Gain on Patent Sale and
   Retirement of Debt                           --          5,557            --
                                      ------------   ------------  ------------
   Loss before Provision for
   Income Taxes                         (1,163,490)    (1,512,226)     (523,003)

   Provision for Income Taxes                    0              0             0
                                      ------------   ------------  ------------

NET INCOME (LOSS)                       (1,163,490)    (1,512,226)     (523,003)
                                      ============   ============  ============
Basic and Diluted Earnings
   (Loss) per Common Share                   (0.07)         (0.09)        (0.04)
                                      ------------   ------------  ------------
Basic and Diluted Weighted Average
   Number of Common Shares              17,139,953     16,014,570    13,535,120
                                      ------------   ------------  ------------

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD SEPTEMBER 30, 2001 TO SEPTEMBER 30, 2003

                                                Common Stock       Additional   Options and     Stock       Accumulated      Total
                                             Shares     Amount     Paid in       Warrants    Subscribed       Deficit        Equity
                                                                   Capital
                                           -----------------------------------------------------------------------------------------
Balance, September 30, 2000                11,347,618    11,348    13,469,943                               (14,336,285)   (854,994)

Sales of Common Stock                       3,639,894     3,639       741,607                                               745,246
Stock Issued for Services                     278,756       279        17,754                                                18,033
Conversion of Debt, Interest, Royalties       520,157       520       518,138                                               518,658
Stock Subscribed                                                                               (150,000)                   (150,000)
Deficit for year                                                                                               (519,354)   (519,354)
                                           -----------------------------------------------------------------------------------------

Balance, September 30, 2001                15,786,425    15,786    14,747,442                  (150,000)    (14,855,639)   (242,411)

Sales of Common Stock                         565,000       565       464,435                                               465,000
Stock Issued as Loan Enhancement              194,414       194       101,284                                               101,478
Conversion of Interest                         11,824        12        11,776                                                11,788
Stock Issued for Services Rendered            130,000       130       129,870                                               130,000
Stock Subscribed                                                                                150,000                     150,000
Options Issued for Services Rendered                                                158,638                                 158,638
Warrants Issued as Stock Enhancement                                                 40,887                                  40,887
Warrants Exercised                             15,700        16        15,684                                                15,700
Conversion of Royalty                           3,000         3            20                                                    23
Deficit for year
  ended September 30, 2002                                                                                   (1,512,226) (1,512,226)
                                           -----------------------------------------------------------------------------------------

Balance, September 30, 2002                16,706,363    16,706    15,470,511       199,525          --     (16,367,865)   (681,123)

Sales of Common Stock                       1,917,002     1,917       915,085                                               917,002
Stock Issued as Loan Enhancement              195,329       195       101,766                                               101,961
Conversion of Noncapitalized Interest          30,429        31        30,398                                                30,429
Options Issued for Services Rendered                                                 21,450                                  21,450
Conversion of Debt                          1,578,182     1,578       175,318                                               176,896
Contributed Capital                                                   612,195                                               612,195
Deficit for year
  ended September 30, 2003                                                                                   (1,163,490) (1,163,490)
                                           -----------------------------------------------------------------------------------------

Balance, September 30, 2003                20,427,305    20,427    17,305,273       220,975          --     (17,531,355)     15,320
                                           =========================================================================================


        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                  Year            Year              Year
                                                  Ended           Ended             Ended
                                               September 30     September 30     September 30
                                                  2003             2002             2001
                                               ------------     ------------     ------------
Cash Flows from
Operating Activities

   Net Loss                                      (1,163,490)      (1,512,226)        (523,003)

   Accounts Receivable                                3,544           (3,343)             513
   Inventory                                        (77,849)         (30,233)         (29,271)
   Deposits                                           2,600
   Accounts Payable                                  14,937           15,758          (53,899)
   Deferred Income                                   (9,509)          15,109           (3,649)
   Original Issue Discount                         (101,484)
   Depreciation Expense                              10,618           64,035           64,478
   Amortization of Original Issue
     Discount                                                         71,159
   Stock for services                                                130,000           18,033
   Stock Issued as
     Loan Enhancement                               101,961          101,478
   Stock Issued for Accrued Interest                 30,429           11,788           29,707
   Stock Issued for Royality Conversion                                   23
   Options Issued for services                       21,450          158,638
   Warrants Issued for
     Stock Inhancement                                                40,887
   Changes in current liabilities
   Accrued Payroll                                   12,130           15,993
   Accrued Warranty and Royalty                       8,411             (174)           1,216
                                               ------------     ------------     ------------
Net Cash Provided by Operations                  (1,047,368)      (1,022,592)        (493,275)
                                               ------------     ------------     ------------
Cash Flows Used
in Investing Activities

   Fixed Asset Purchase (Sale)                        3,111             (795)          73,303
                                               ------------     ------------     ------------
Net Cash Used for Investing                           3,111             (795)          73,303
                                               ------------     ------------     ------------
Cash Flows from Financing

   Notes Payable                                    215,945          361,999           28,298
   Stock Purchase Receivable                        150,000         (150,000)
   Sales of Stock                                   917,002          480,700          745,246
                                               ------------     ------------     ------------
Cash Flows from Financing                         1,132,947          992,699          623,544
                                               ------------     ------------     ------------

        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS

                                                  Year            Year              Year
                                                  Ended           Ended             Ended
                                               September 30     September 30     September 30
                                                  2002             2002             2001
                                               ------------     ------------     ------------
Net Increase (Decrease) in Cash                      82,468          (29,098)          56,966

Cash, Beginning of Period                            27,868           56,966               --
                                               ------------     ------------     ------------

Cash, End of Period                                 110,336           27,868           56,966
                                               ------------     ------------     ------------

SCHEDULE OF TAXES PAID

Twelve Months Ended September 30, 2003

   None

Twelve Months Ended September 30, 2002

   None

Twelve Months Ended September 30, 2001

   None

SCHEDULE OF INTERST PAID

Twelve Months Ended September 30, 2003

   $  1,775

Twelve Months Ended September 30, 2002

   $  2,369

Twelve Months Ended September 30, 2001

   $ 39,093


        The accompanying notes are an integral part of these statements

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS


SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Twelve Months Ended September 30, 2003

   195,329 shares of stock were issued as a loan enhancement, valued at $101,961 30,429 shares of stock were issued for Accrued Interest of $30,429
   69,000 stock options were granted for directors services rendered, valued at
      $21,450
   216,566  warrants were reissued for expired  warrants for services  rendered, valued at $0
   1,578,182 shares of stock were issued for Conversion of Debt, valued at
      $789,091

Twelve Months Ended September 30, 2002

   630,000 stock  options  granted for directors  services  rendered,  valued at
      $158,639
   150,000 stock warrants granted for stock inhancement, valued at $40,886 11,788 shares of stock were issued for Accrued Interest of $11,788
   194,414 shares of stock were issued as a loan inhancement,valued at $101,484 3,000 shares of stock were issued as a conversion of royalty interest, valued at $23
   130,000 shares of stock were issued for services rendered, valued at $130,000 Conversion of $218,664 of current accrued payroll to long term debt Conversion of $46,943 of notes payable to long term debt

Twelve Months Ended September 30, 2001

   278,756 shares issued for services  rendered  value at $18,033
   488,950 shares issued for the conversion of $488,950 of Notes Payable debt 29,707 shares issued for payment of accrued interest on the Notes Payable 1,500 shares issued for royalty rights, no value assigned
   Conversion of $307,019 of current accrued payroll to long term debt 706,566 warrants issued, valued at $0.00

For a more detailed explanation of stock options and warrants see Note 4



        The accompanying notes are an integral part of these statements

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous twenty quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. The information included in this Form 10-KSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Form 10-K. Certain reclassifications have been made for consistent presentation.

Product Development

The Company began shipping its Beta Test Units, the DataHand DH 200 product, during November 1993. As a result of ongoing research and development efforts, the Company developed an upgraded data input device, the Professional II. The
Professional II includes various upgrades to the DH 200, including incorporations of the hardware interface switch and the power supply converter into the keyboard. Negative gross margins experienced since the introduction of the Professional II model are due primarily to relatively low production and sales volumes, which were inadequate to fully absorb fixed manufacturing costs. However, management believes these volumes will increase significantly in the future and be sufficient to cover the Company's fixed manufacturing costs and generate gross margins.

In 2003 the Company continued development of a lower cost ergonomic keyboard, the ErgoHand. This product is designed to sell into the lower cost, introductory ergonomic keyboard market and into the gaming market, in the $99 to $129 price range. Plans are in place to market and license this product beginning early in the second quarter of the Company's new year.

Marketing Strategy

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of September 30, 2003 the Company had 72 distributors. The company's president has been developing an experienced sales team and has also begun to establish relationships with large retailers.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $1,660 for the year ended September 30, 2003, $69,304 for the year ended September 30, 2002 and $11,686 for the year ended September 30, 2001.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                    9/30/03    9/30/02    9/30/01

     Raw materials                   96,443     87,618     51,882
     Work-in-Process                 20,675          0      7,250
     Finished goods                  75,280     26,931     25,183
                                    -------    -------    -------
                                    192,398    114,549     84,315
                                    -------    -------    -------

Property, Equipment and Patents

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years. Patents are recorded at their cost and amortized using the straight-line method over their estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued.

Fixed assets and patents consist of the following:

                                           9/30/03        9/30/02

     Tooling and jigs                      165,965       163,205
     Prototypes
     Machinery and equipment                31,700        31,700
     Office Equipment                       46,997        46,997
     Equipment under capital lease          39,874        39,874
     DataHand(R) Systems units held for
       rental and promotion                 48,705        48,705
     Tenant improvements and other          17,430        17,430
     Patents                                88,484        88,484
                                          --------      --------
            Total fixed assets             439,155       436,395
     Less: Accumulated depreciation
       and Amortization                   (408,399)     (398,133)
                                          --------      --------
                                            30,756        38,262
                                          --------      --------

Patents

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. A trademark with a net book value of $443 was sold for $2,000 during March of 2002, which generated a gain on patent sale of $1,557. Amortization expense for the year that ended September 30, 2003 was $5,612 and for the year that ended September 30, 2002 was $27,722 and for the year ended September 30, 2001 was $14,367. Accumulated amortization as of September 30, 2003 was $77,770.00.

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

                                    9/30/03           9/30/02          9/30/01

Weighted average shares           17,139,953        16,014,570       13,535,120

Anti-dilutive Options                850,000         1,077,295          689,758
Anti-dilutive Warrants             1,626,079         1,871,079        2,808,979

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

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                            9/30/03     9/30/02

Demand Notes to:
Investors 10% interest payments
paid quarterly with stock                                   177,342     194,414
                                                           --------    --------

Gross Original Issue Discount                              (203,446)    (39,855)
Amortization of Original Issue Discount                     167,393      27,957
                                                           --------    --------

Original Issue Discount                                     (36,053)    (11,898)
                                                           --------    --------

Total Current Notes                                         141,289     182,516
                                                           --------    --------


Long Term Notes Payable

Officer Notes, 8% int. paid annually                         17,084     507,257
Officers 0% interest,                                             0      41,746
Employees  0% interest                                        5,197       5,197
                                                           --------    --------

Total Long Term Notes                                        22,281     554,200
                                                           --------    --------

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

Royalty expense for the years 2001-2003 for Options A and B are listed below.

PERIODS                     MONTHS        UNITS        UNIT $        ROYALTY

   Year ended 9/30/01
   Option A Royalties         12           171           .087         137.89
   Option B                   12           171          1.75          299.25

   Year ended 9/30/02
   Option A Royalties         12           120          1.108         132.90
   Option B                   12           120          1.73          208.58

   Year ended 9/30/03
   Option A Royalties         12           293           .905         265.22
   Option B                   12           293          1.73          506.89

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

Other

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                       9/30/03     9/30/02

Beginning Balance                    1,077,295     689,758
Employee/director granted               69,000     630,000
Non-employee granted
Employee/director expired               22,500      27,500
Non-employee expired                   273,795     214,963
                                     ---------   ---------
Ending Balance                         850,000   1,077,295
                                     ---------   ---------
Expiration Date of the
Options Granted                       06/10/08    09/30/07

Option Price                             $1.00       $1.00

Weighted average fair value
Of Options Granted                         .35         .26

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending September 30, 2003: average stock price $1.00, risk-free interest rate of 3.00%, expected dividend yields of zero, expected lives of five years and expected volatility of 21.2%. Option values were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of September 30, 2003

                                    EXERCISE      EXPIRE      REMAINING
PERIOD                   NUMBER      PRICE         DATE        MONTHS

June 10, 2003            39,000       1.00        6/10/08        56
October 1, 2002          30,000       1.00       10/01/07        48
September 30, 2002      600,000       1.00        9/30/07        48
July 10, 2002             7,500       1.00        7/10/07        45
March 31, 2002           22,500       1.00       10/01/06        36
September 30, 2000       73,500       1.00         8/1/05        22
September 30, 1999       22,500       1.00         7/1/04         9
February 1, 1999         55,000       1.00         2/1/04         4
                        -------

Total                   850,000
                        -------


Average Price and Remaining Life      1.00                       42 mths

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

                                              9/30/03           9/30/02

Beginning Balance                           1,871,079         2,808,979
Warrants Issued                               216,566           150,000
Warrants Exercised                                  0            15,700
Warrants Expired                              461,566         1,072,200
                                            ---------         ---------

Ending Balance                              1,626,079         1,871,079
                                            ---------         ---------


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

PERIOD ENDED                      SHARES ISSUED                VALUE

September 30, 2003                         0                        0
September 30, 2002                   130,000                  130,000


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,373,636, which is calculated by multiplying the minimum federal and state corporate income tax rates by the respective NOL carryforwards, (15% and 6.968%). The total valuation allowance is a comparable $2,373,636.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                     9/30/03        9/30/02

     Net change in deferred taxes plus valuation           0              0
     Current taxes payable                                 0              0
                                                     -------        -------
     Provision for Income Taxes                            0              0
                                                     -------        -------

Below is a chart showing the federal net operating losses and the years in which they will expire.

         YEAR                              AMOUNT                EXPIRATION

         1989                                87,945                 2009
         1990                               101,036                 2010
         1991                               300,723                 2011
         1992                               229,131                 2012
         1993                               641,247                 2013
         1994                             1,179,831                 2014
         1995                             1,081,466                 2015
         1996                             1,940,165                 2016
         1997                             2,049,650                 2017
         1998                             2,101,421                 2018
         1999                               920,253                 2019
         2000                               542,190                 2020
         2001                               545,751                 2021
         2002                             1,001,491                 2022
         2003 estimated                   1,163,490                 2023
                                         ----------

         Total NOL                       13,885,790
                                         ----------

Below is a chart showing the state of Arizona net operating losses and the years in which they will expire.

         YEAR                              AMOUNT                EXPIRATION

         1999                               920,253                 2004
         2000                               542,190                 2005
         2001                               545,751                 2006
         2002                             1,001,491                 2007
         2003 estimated                   1,163,490                 2008
                                          ---------

         Total NOL                        4,173,175
                                          ---------


NOTE 6.  LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                    9/30/03           9/30/02           9/30/01

Office rent                           5,047             4,913             4,740
Storage                                                   136               136
Apartment rent                          931               931               915
Office Equipment                        633               633             1,043
                                    -------           -------           -------
Total Monthly                         6,611             6,613             6,834
                                    -------           -------           -------

The monthly operating leases as of 09/30/03 projected into the future for five years shows the following commitments. The apartment is rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                        YEAR 1     YEAR 2     YEAR 3     YEAR 4     YEAR 5

Office Equipment         7,596      7,596      7,596      7,596      7,596
Real Estate             71,736     71,736     71,736     71,736     71,736
                        ------     ------     ------     ------     ------

Total Yearly Leases     79,332     79,332     79,332     79,332     79,332
                        ------     ------     ------     ------     ------

NOTE 7:  GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

Company's Challenges

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $17,531,355. For the last three years, ending September 30, 2003 revenues have been only $578,940 versus $3,783,216 for costs and expenses.

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

The president and vice president of sales, which were hired during the year ending September 30,2002, have experience in marketing technology products through resellers and large retailers. To date this has resulted in the contracting of 72 resellers and nine major dealers, including three in the government sector, and the booking and delivery of the company's largest order to date of 150 units to one of its new dealers in September, 2003.

General overhead has been reduced to lower the breakeven amount.

An increased emphasis on marketing has begun with mailings, trade shows and phone solicitation. During the upcoming year management plans to spend over $300,000 to market the Company's products.

For the next year management plans to fulfill its need for cash through common stock sales, operating lines of credit, increases of sales through its dealer and reseller network, and the licensing of its newest product, the ErgoHand.

NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 142-144 and their effect on the Company.

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

The company has borrowed funds from shareholders through the year ended September 30, 2003, the remaining outstanding balance is $177,342.

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

In addition, the Company currently has in place an Audit Committee of the Board of Directors, although this committee does not currently comply with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the Audit Committee consist of three independent directors. Because the Board of Directors, as currently structured, does not have three independent directors it is not feasible to structure the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Currently the Audit Committee consists of an Independent Director, who functions as the Chairman of the Audit Committee, an Insider Director and an Advisory Director. It is the intent of the Management of the Company to comply with the Sarbanes-Oxley Act of 2002 as it pertains to an Audit Committee as soon as it is practicable and independent directors can be attracted to the board. The due date set forth by the Securities and Exchange Commission for compliance is January 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

     NAME                   AGE                       POSITION
     ----                   ---                       --------

James A. Cole                57         Chief Executive Officer and Chairman of
                                        the Board
Marvin Altman                77         Member of the Board
Scott R. Scartozzi           42         President
Dennis J. Monroe             63         Vice President of Operations
Dale Retter                  53         Director of Research and Development
                                        and Member of the Board
Robert Caplan                58         Vice President of Sales
Dan Kass                     53         Vice President of Sales-Midwest Division

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

     Scott R. Scartozzi, is our President. Mr. Scartozzi has over 16 years of experience of senior management in the computer and information technology industry. Mr. Scartozzi has served as president of RNI Resource Network, Inc., President of Resource Network Services, Inc., operations manager of Computer Town, Inc., and vice president of sales and marketing for Broker Publishing. He has an undergraduate degree in Electrical Engineering.

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

CODE OF ETHICS

     We do not have a written code of ethics that applies to our principal executive officer, our principal financial officer, our principal accounting offer or our controller, or persons performing similar functions, and do not need one at this time. At the present time, our chief executive, James A. Cole, a man of outstanding reputation and who has the confidence of our Board of Directors and major shareholders, is performing those functions and is being compensated with stock in our Company. When we grow and have more employees, we will revisit the provisions of Item 406 of Regulation S-B of the Securities & Exchange Commission to determine if we need a written code of ethics.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table shows for the fiscal year ended September 30, 2003 the cash compensation paid by us, as well as certain other compensation paid or accrued by us, to our Chief Executive Officer and our President. None of our executive officers received aggregate compensation of more than $125,000 for fiscal years 2003 and 2002 and $100,000 for fiscal years 2001 and 1999.

                               ANNUAL COMPENSATION

                                                 SALARY($)         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR       BONUS($)        COMPENSATION($)
---------------------------           ----       ---------       ---------------

James A. Cole (1)                     2003       $144,000            $0.0
Scott R. Scartozzi, President(2)      2003       $125,000            $0.0

-----------

(1) James A. Cole has served as our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. James A. Cole has stock options to purchase 362,689 shares of common stock. While Mr. Cole's annual salary is $144,000, it has not been paid and is accrued on our books.
(2)  Scott R. Scartozzi has served as our President from December 6, 2000.

     We do offer medical insurance, but not other benefits to our employees, including executive officers and directors who also are our employees. The total cost incurred by the company for the fiscal year that ended September 30, 2003 was less than $10,000.00.

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

DIRECTORS' COMPENSATION

     We currently do not compensate our non-employee directors for their services to us other than by awards of stock options. The non-employee directors as a group hold 0.63% of the stock options as of September 30, 2003. We may reimburse our directors for certain expenses in connection with attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

     We currently have no employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2003 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                         (1)              (2)
                                                       -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                    NUMBER           PERCENT
------------------------------------                   ---------         -------

DIRECTORS AND EXECUTIVE OFFICERS
James A. Cole ...................................      1,287,662          6.30%
Marvin Altman ...................................        128,784          0.63%
Scott R. Scartozzi ..............................        277,188          1.36%
Dennis J. Monroe ................................        797,967          3.91%
Dale J. Retter ..................................      1,241,243          6.08%
Robert Caplan ...................................          5,000          0.02%
Dan Kass ........................................              0          0.00%
All directors and officers as a group (7 persons)      3,737,844         18.30%

NON-MANAGEMENT 5% STOCKHOLDER (5)
Saul D. Kass, Saul D. Kass Revocable Trust ......      3,081,974         15.09%
R.L. & S.L. Middleton Trust(3) ..................      1,445,520          7.08%
Lyle D. Middleton(4) ............................      1,725,066          8.45%
Charles Oswald ..................................      5,142,500         25.18%
Rotherwood Corporation ..........................        910,000          4.45%

-----------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 3032 North 33rd Avenue, Phoenix, Arizona 85017-5247.
(2) The number and percentage shown include 37,500 shares of common stock issued to Mr. Cole. See Part III, Item 10, "Executive Compensation." In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by Mr. Cole and by all directors and officers as a group, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.
(3) Robert L. Middleton holds warrants expiring November of 2003 to purchase 280,000 shares of common stock.
(4) Lyle D. Middleton holds warrants expiring in November of 2003 to purchase 510,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We lease our offices on a month to month basis. During the signing of the first lease, an officer and shareholder, Dale Retter, was also included on the lease as well as us, and is therefore a guarantor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
     32.1 Certification Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
     32.2 Certification Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

ITEM 14. CONTROLS AND PROCEDURES

REVIEW OF CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer, James A. Cole, after reviewing and evaluating our disclosure controls and procedures within 90 days prior to the filing of this annual report has concluded that our disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in our internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States. Preparing financing statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The critical accounting policies for us are the costing of inventory and the valuing of options.

ASSEMBLY OF UNITS

     The actual assembly of the unit is now completed by an outside contractor. We receive the finished goods from the outside contractor and perform a quality control check before shipping to the client. The costs of parts, assembly and quality check are all included in the final cost of the unit on a standard costing basis. This standard costing is reviewed periodically. The most recent review was as of the year end.

VALUATION OF OPTIONS

     The options are valued using accepted valuation methods. Options for the previous year were valued using the Black-Scholes method.

ITEM 15. AUDITOR FEES

     Audit and review fees billed for the year ending September 30, 2002 were $25,480. Audit and review fees for the year ended September 30, 2003 were $22,250. These fees were all for normal audit and review services associated with the 10KSB and 10QSB filings.

     No other services were provided by the auditor. The federal and state tax returns were not prepared by the auditor.

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

Date:  1/8/2004                         By:  /s/ James A. Cole
       --------                             ------------------------------------
                                                    (Signature)
                                        Name:   James A. Cole
                                        Title:  Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                        Title                              Date
        ----                        -----                              ----

/s/ James A. Cole          Chairman, Chief                       January 8, 2004
------------------------   Financial Officer and
                           Director

/s/ Scott R. Scartozzi     President                             January 8, 2004
------------------------

/s/ Dennis J. Monroe       Vice President - Operations           January 8, 2004
------------------------

/s/ Dale Retter            Director of Research and              January 8, 2004
------------------------   Development, a Principal
                           Executive Officer and Director