Form 10QSB
period 2003-12-31
DATAHAND SYSTEMS INC
filed 2004-02-26
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2003           Commission File Number 0-33235

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


              3032 NORTH 33RD AVENUE, PHOENIX, ARIZONA 85017-5247
              ----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,702,129

Transitional Small Business Disclosure Format (Check One):  [ ] Yes [ ] No

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-QSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSB/A, Description of the Business for fiscal year ended September 30, 2003.

                            DATAHAND(R) SYSTEMS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION.........................................    4

Item 1.   Financial Statements..........................................    4

          Balance Sheets - December 31, 2003 (Unaudited) and
            September 30, 2003 (Audited)................................    4
          Statements of Operations (Unaudited) for the Three Months
            ended December 31, 2003 and 2002............................    6
          Statement of Stockholders' Equity (Unaudited) for the period
            September 30, 2002 to December 31, 2003.....................    7
          Statements of Cash Flows (Unaudited) for the three Months
            ended December 31, 2003.....................................    8
          Notes to Financial Statements.................................   10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............   24
Item 3.   Controls and Procedures.......................................   27

PART II.  OTHER INFORMATION.............................................   28

Item 1.   Legal Proceedings.............................................   28
Item 2.   Changes in Securities.........................................   28
Item 3.   Defaults Upon Senior Securities...............................   28
Item 4.   Submission of Matters to a Vote of Security Holders...........   28
Item 5.   Other Information.............................................   28
Item 6.   Exhibits and Reports on Form 8-K..............................   29

SIGNATURES..............................................................   30


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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                    AS OF DECEMBER 31 AND SEPTEMBER 30, 2003


                                     ASSETS
                                   (UNAUDITED)

                                               December 31,       September 30,
                                                   2003                2003
                                               ------------       -------------
CURRENT ASSETS
   Cash                                              39,814             110,336
   Trade Receivables                                  1,627                 853
   Inventory                                        277,558             192,398
                                               ------------       -------------

   Total Current Assets                             318,999             303,587
                                               ------------       -------------

EQUIPMENT, net                                       29,428              30,756
                                               ------------       -------------

OTHER ASSETS
                                               ------------       -------------

TOTAL ASSETS                                        348,427             334,343
                                               ============       =============




        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                    AS OF DECEMBER 31 AND SEPTEMBER 30, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                               December 31,       September 30,
                                                   2003                2003
                                               ------------       -------------
CURRENT LIABILITIES
   Payables                                         147,885             103,697
   Accrued Payroll                                   24,469              28,123
   Royalty Payable                                    3,587               3,552
   Warranty Payable                                   9,374              12,213
   Notes Payable                                    198,971             141,289
                                               ------------       -------------
   Total Current Liabilities                        384,286             288,874
                                               ------------       -------------
LONG TERM NOTES PAYABLE                              35,649              22,281
DEFERRED INCOME                                      11,472               7,868
                                               ------------       -------------
   Total Liabilities                                431,407             319,023
                                               ------------       -------------
STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.001,
   no shares outstanding

   Common  Stock, authorized
   30,000,000 shares of stock,
   20,702,129 and 20,427,305
   shares issued and at
   December 31, 2003 and
   September 30, 2003, par
   value $0.001 per share                            20,702              20,427

   Additional Paid in Capital                    17,467,564          17,305,273

   Options and Warrants                             223,075             220,975

   Retained Earnings (Loss)                     (17,794,322)        (17,531,355)
                                               ------------       -------------
   Total Stockholders' Equity                       (82,980)             15,320
                                               ------------       -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                348,427             334,343
                                               ============       =============

        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                 December 31,      December 31,
                                                     2003              2002
                                                 ------------      ------------
INCOME
   Sales of Product                                    15,539            27,907
   Training Revenue
                                                 ------------      ------------

   Total Revenue                                       15,539            27,907
                                                 ------------      ------------
COST OF SALES
   Costs of Goods Sold                                 41,708            18,715
   Cost of Training                                        --             1,324
                                                 ------------      ------------

   Total Cost of Sales                                 41,708            20,040
                                                 ------------      ------------

   Gross Profit                                       (26,169)            7,867
                                                 ------------      ------------
EXPENSES
   Sales and Marketing                                 63,527            66,100
   General and Administrative                         130,412           151,400
   Research and Development                             5,773             3,000
   Depreciation Expense                                 1,328             2,834
   Interest Expense                                    35,758            51,020
                                                 ------------      ------------

   Total Expense                                      236,798           274,354
                                                 ------------      ------------
   Loss before Provision for
   Income Taxes                                      (262,967)         (266,486)

   Provision for Income Taxes                               0                 0
                                                 ------------      ------------

NET INCOME (LOSS)                                    (262,967)         (266,486)
                                                 ============      ============
Basic and Diluted Earnings
   (Loss) per Common Share                              (0.01)            (0.02)
                                                 ------------      ------------
Basic and Diluted Weighted Average
   Number of Common Shares                         20,495,851        16,713,314
                                                 ------------      ------------

        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD SEPTEMBER 30, 2002 TO DECEMBER 31, 2003
                                   (UNAUDITED)

                                            Common Stock        Additional   Options
                                       ---------------------     Paid in       and      Accumulated      Total
                                         Shares       Amount     Capital     Warrants     Deficit        Equity
                                       -----------   --------   ----------   --------   -----------   -----------
Balance, September 30, 2002             16,706,363     16,706   15,470,511    199,525   (16,367,865)     (681,123)

Sales of Common Stock                    1,917,002      1,917      915,085                                917,002
Stock Issued as Loan Inhancement           195,329        195      101,766                                101,961
Conversion of Noncapitalized Interest       30,429         31       30,398                                 30,429
Options Issued for Services Rendered                                           21,450                      21,450
Conversion of Debt                       1,578,182      1,578      175,318                                176,896
Contributed Capital                                                612,195                                612,195
Deficit for year
   ended September 30, 2003                                                              (1,163,490)   (1,163,490)
                                       -----------   --------   ----------   --------   -----------   -----------

Balance, September 30, 2003             20,427,305     20,427   17,305,273    220,975   (17,531,355)       15,320

Sales of Common Stock                      100,000        100       99,900                                100,000
Stock Issued as Loan Inhancement           170,000        170       57,573                                 57,743
Conversion of Noncapitalized Interest        4,824          5        4,819                                  4,824
Options Issued for Services Rendered                                            2,100                       2,100
Conversion of Debt                                                                                              0
Contributed Capital                                                                                             0
Deficit for quarter
   ended December 31, 2003                                                                 (262,967)     (262,967)
                                       -----------   --------   ----------   --------   -----------   -----------

Balance, December 31, 2003              20,702,129     20,702   17,467,564    223,075   (17,794,322)      (82,980)
                                       ===========   ========   ==========   ========   ===========   ===========


        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                 December 31,      December 31,
                                                     2003              2002
                                                 ------------      ------------
Cash Flows from
Operating Activities

   Net Loss                                          (262,967)         (266,487)

   Accounts Receivable                                   (774)            3,160
   Inventory                                          (85,160)           (8,508)
   Accounts Payable                                    44,188            70,721
   Deferred Revenue                                     3,604                71
   Depreciation Expense                                 1,328             2,834
   Stock for services
   Stock Issued as
     Loan Enhancement                                  57,743            21,455
   Stock Issued for Accrued Interest                    4,824             5,351
   Stock Options Granted                                2,100             7,801
   Accrued Payroll                                     (3,654)           19,559
   Accrued Warranty and Royalty                        (2,804)              875
                                                 ------------      ------------
Net Cash Provided by Operations                      (241,572)         (143,168)
                                                 ------------      ------------
Cash Flows Used
in Investing Activities
   Fixed Asset Purchase
                                                 ------------      ------------
Net Cash Used for Investing                                --                --
                                                 ------------      ------------
Cash Flows from Financing
   Note Payable                                        71,050           101,657
   Sales of Stock                                     100,000            15,000
                                                 ------------      ------------
Cash Flows from Financing                             171,050           116,657
                                                 ------------      ------------
Net Increase (Decrease) in Cash                       (70,522)          (26,511)

Cash, Beginning of Period                             110,336            27,868
                                                 ------------      ------------
Cash, End of Period                                    39,814             1,357
                                                 ============      ============

        The accompanying notes are an integral part of these statements.
                   This statement was not reviewed by auditor.

SCHEDULE OF TAXES PAID

Three Months Ended December 31, 2003

    None

Three Months Ended December 31, 2002

    None


SCHEDULE OF INTERST PAID

Three Months Ended December 31, 2003

    None

Three Months Ended December 31, 2002

    $456


SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Three Months Ended December 31, 2003

    170,000 shares of stock were issued as a loan enhancement, valued at $57,743 4,824 shares of stock were issued for Accrued Interest, valued at $4,824 30,000 stock options granted for directors services rendered, valued at
      $2,100

Three Months Ended December 31, 2002

    41,100 shares of stock were issued as a loan enhancement, valued at $21,455 5,351 shares of stock were issued for Accrued Interest, valued at $5,351 30,000 stock options granted for directors services rendered, valued at
      $7,801

For a more detailed explanation of stock options and warrants see Note 4



        The accompanying notes are an integral part of these statements.
                   This statement was not reviewed by auditor.

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2003


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous twenty-one quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

MARKETING STRATEGY

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of December 31, 2003 the Company had 72 distributors. The company's president has been developing an experienced sales team and has also begun to establish relationships with large retailers.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the quarter ended December 31, 2003 and $647 for the quarter ended December 31, 2002.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                          12/31/03      9/30/03
                                          --------      -------
         Raw materials                     189,187       96,443
         Work-in-Process                    20,675       20,675
         Finished goods                     67,696       75,280
                                           -------      -------
                                           277,558      192,398
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

Fixed assets and patents consist of the following:

                                                   12/31/03       9/30/03
                                                   --------       -------
         Tooling and jigs                           165,965       165,965
         Prototypes
         Machinery and equipment                     31,700        31,700
         Office Equipment                            46,997        46,997
         Equipment under capital lease               39,874        39,874
         DataHand(R)Systems units held for
             rental and promotion                    48,705        48,705
         Tenant improvements and other               17,430        17,430
         Patents                                     88,484        88,484
                                                   --------      --------
              Total fixed assets                    439,155       439,155
         Less: Accumulated depreciation
           and Amortization                        (409,727)     (408,399)
                                                   --------      --------
                                                     29,428        30,756
                                                   ========      ========

PATENTS

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. Amortization expense for the quarter that ended December 31, 2003 was $583 and for and for the quarter ended December 31, 2002 was $1,625. Accumulated amortization as of December 31, 2003 was $78,353.

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

                                              12/31/03           9/30/03
                                              --------           -------
        Weighted average shares              17,139,953        17,139,953

        Anti-dilutive Options                   880,000           850,000
        Anti-dilutive Warrants                1,116,079         1,626,079

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


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                     12/31/03          9/30/03
                                                     --------          -------
Demand Notes to:

Investors 10% interest payments
paid quarterly with stock                             262,342          177,342
                                                     --------         --------

Gross Original Issue Discount                        (266,013)        (203,446)
Amortization of Original Issue Discount               202,642          167,393
                                                     --------         --------

Original Issue Discount                               (63,371)         (36,053)
                                                     --------         --------

Total Current Notes                                   198,971          141,289
                                                     --------         --------
Long Term Notes Payable

Officer Notes, 8% int. paid annually                   30,452           17,084
Officers 0% interest,                                       0                0
Employees  0% interest                                  5,197            5,197
                                                     --------         --------

Total Long Term Notes                                  35,649           22,281
                                                     ========         ========


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

Royalty expense for the years 2001-2003 for Options A and B are listed below.

     PERIODS                      MONTHS      UNITS      UNIT $     ROYALTY
     -------                      ------      -----      ------     -------
     Year ended 9/30/02
     Option A Royalties             12         120        1.108      132.90
     Option B                       12         120        1.73       208.58

     Year ended 9/30/03
     Option A Royalties             12         293         .905      265.22
     Option B                       12         293        1.73       506.89

     Year ended 9/30/03
     Option A Royalties              3          12        1.177       14.12
     Option B                        3          12        1.73        20.76


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

OTHER

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted
                                                 12/31/03        9/30/03
                                                 --------      ---------
Beginning Balance                                 850,000      1,077,295
Employee/director granted                          30,000         69,000
Non-employee granted
Employee/director expired                               0         22,500
Non-employee expired                                    0        273,795
                                                 --------      ---------
Ending Balance                                    880,000        850,000
                                                 --------      ---------

Expiration Date of the Options Granted           10/01/08       06/10/08

Option Price                                     $   1.00      $    1.00

Weighted average fair value
of Options Granted                                    .07            .35

The fair value of the options granted to employees/directors is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for grants during the fiscal year to date ending December 31, 2003: average stock price $0.50, risk-free interest rate of 3.00%, expected dividend yields of zero, expected lives of five years and expected volatility of 34.0%. Option values were zero for all options through September 30, 2001.

Schedule of options outstanding and the dates they are exercisable as of December 31, 2003

                                       Exercise          Expire      Remaining
                          Number        Price             Date         months
                         -------       --------         --------     ---------
October 1, 2003           30,000         1.00           10/01/08         57
June 10, 2003             39,000         1.00           06/10/08         53
October 1, 2002           30,000         1.00           10/01/07         45
September 30, 2002       600,000         1.00            9/30/07         45
July 10, 2002              7,500         1.00            7/10/07         42
March 31, 2002            22,500         1.00           10/01/06         33
September 30, 2000        73,500         1.00             8/1/05         19
September 30, 1999        22,500         1.00             7/1/04          6
February 1, 1999          55,000         1.00             2/1/04          1
                         -------

Total                    880,000
                         =======

Average Price and Remaining Life         1.00                            40 mths


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

                                             12/31/03           9/30/03
                                             --------           -------
     Beginning Balance                      1,626,079         1,871,079
     Warrants Issued                                0           216,566
     Warrants Exercised                             0                 0
     Warrants Expired                         510,000           461,566
                                            ---------         ---------

     Ending Balance                         1,116,079         1,626,079
                                            =========         =========


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

Period Ended                         Shares Issued                   Value
------------                         -------------                   -----
December 31, 2003                          0                           0
September 30, 2003                         0                           0


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,431,424, which is calculated by multiplying the minimum federal and state corporate income tax rates by the respective NOL carryforwards, (15% and 6.968%). The total valuation allowance is a comparable $2,431,424.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                     12/31/03         9/30/03
                                                     --------         -------
     Net change in deferred taxes plus valuation         0               0
     Current taxes payable                               0               0
                                                       ---             ---
     Provision for Income Taxes                          0               0
                                                       ===             ===

Below is a chart showing the federal net operating losses and the years in which they will expire.

               Year                 Amount             Expiration
               ----               ----------           ----------
               1989                   87,945              2009
               1990                  101,036              2010
               1991                  300,723              2011
               1992                  229,131              2012
               1993                  641,247              2013
               1994                1,179,831              2014
               1995                1,081,466              2015
               1996                1,940,165              2016
               1997                2,049,650              2017
               1998                2,101,421              2018
               1999                  920,253              2019
               2000                  542,190              2020
               2001                  545,751              2021
               2002                1,001,491              2022
               2003 estimated      1,163,490              2023
               2004 estimated        262,967              2024
                                  ----------

               Total NOL          14,148,757
                                  ==========

Below is a chart showing the state of Arizona net operating losses and the years in which they will expire.

               Year                 Amount             Expiration
               ----               ----------           ----------
               1999                  920,253              2004
               2000                  542,190              2005
               2001                  545,751              2006
               2002                1,001,491              2007
               2003 estimated      1,163,490              2008
               2004 estimated        262,967              2009
                                  ----------

               Total NOL           4,436,142
                                  ==========


NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                    12/31/03           9/30/03
                                    --------           -------
     Office rent                       5,047             5,047
     Apartment rent                      931               931
     Office Equipment                    633               633
                                    --------           -------
     Total Monthly                     6,611             6,611
                                    ========           =======

The monthly operating leases as of 09/30/03 projected into the future for five years shows the following commitments. The apartment is rented on a yearly basis. The office is month to month. Management feels that the office space is adequate for future growth of the Company. The numbers shown below assume that the Company will remain in its current office space.

                             Year 1     Year 2     Year 3     Year 4     Year 5
                             ------     ------     ------     ------     ------
Office Equipment              7,596      7,596      7,596      7,596      7,596
Real Estate                  71,736     71,736     71,736     71,736     71,736
                             ------     ------     ------     ------     ------

Total Yearly Leases          79,332     79,332     79,332     79,332     79,332
                             ======     ======     ======     ======     ======


NOTE 7: GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company's ability to continue as a going concern. Afterward, the explanation of the going concern problems, management's plans to turn the Company around are described.

COMPANY'S CHALLENGES

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $17,794,322. For the last three years, ending September 30, 2003 revenues have been only $578,940 versus $3,783,216 for costs and expenses.

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

The company has borrowed funds from shareholders during the quarter ended December 31, 2003, the remaining outstanding balance is $262,342.


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

In addition, the Company currently has in place an Audit Committee of the Board of Directors, although this committee does not currently comply with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the Audit Committee consist of three independent directors. Because the Board of Directors, as currently structured, does not have three independent directors it is not feasible to structure the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Currently the Audit Committee consists of an Independent Director, who functions as the Chairman of the Audit Committee, an Insider Director and an Advisory Director. It is the intent of the Management of the Company to comply with the Sarbanes-Oxley Act of 2002 as it pertains to an Audit Committee as soon as it is practicable and independent directors can be attracted to the board. The due date set forth by the Securities and Exchange Commission for compliance is May 2004.

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

     During fiscal 2003 we derived our revenue from the sales of our DataHand(R) Ergonomic Keyboards and training in their use. Cost of sales includes raw materials and labor. Operating expenses include general corporate expenses, sales salaries, product development costs, taxes, and fringe benefits, as well as the cost of support services to the continuing development of our technology and new products.

     Historically, most of our sales occurred because of our web site. Although most of these sales were closed via telephone, the initial contact with us occurred with the customer visited our web site. The primary method of selling has been to "drive" customers to the web site by listing it on several search engines and with key words, such as "hurt hands', ergonomic keyboards", etc. In the quarter ended December 31, 2003, our sales were produced by a combination of direct sales, internet sales and distributor sales. Sales terms require credit card payment before delivery. We deliver within three days of receiving payment for an order. We have a thirty day return policy with a six percent (6%) restocking fee as a deduction from the sales price paid. In the future we believe our sales will be primarily through agents, catalogs and dealers and secondarily through our web site.

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

     There are no particular external business conditions that have affected our business in the past. Sales have declined year-to-year since 1998 because of a restructuring that occurred at the end of 1998. Because of a lack of funding at that time, our management agreed that we would layoff most of our work force and concentrate our efforts on raising needed capital and completing the design of the "ErgoHand" (the low cost DataHand(R) Ergonomic Keyboard) and the recruitment of needed, experienced personnel for the future. These tasks have been completed, and we anticipate that sales will show an increase beginning in 2004. There are no seasonal or other aspects in our financial performance.

     Revenues have not been segmented by market segment in the past. However, it is anticipated that revenues will be segmented in the future between at least: web sales, resellers and corporate sales.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING DECEMBER 31, 2003 AND DECEMBER 31, 2002

     REVENUE. Total revenue for the three months ending December 31, 2003 and December 31, 2002 were $15,539 and $27,907, respectively. The three month period ending December 31, 2003 saw sales of keyboards of $15,539 and training revenue of $0, and the three month period ending December 31, 2002 saw sales of keyboards of $27,907 and training revenue of $0. The slight change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales have been negatively impacted by the downturn in the economy, our number of distributors has increased 72. During the three months ending December 31, 2003 revenues earned were produced by direct sales of $5,400, internet sales of $1,500 and distributor sales of $8,600.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the three months ending December 31, 2003 and December 31, 2002 were $41,708 and $20,04 respectively. The three month period ending December 31, 2002 saw cost of keyboards sold of $41,708 and cost of training of $0, and the three month period ending December 31, 2003 saw cost of keyboards sold of $18,715 and cost of training of $1,324. Cost of goods sold for the three months ending December 31, 2003 and December 31, 2002 were $41,708 or approximately 268% of total revenue, and $20,040 or approximately 72% of total revenue, respectively. The increase in cost of goods sold of $21,668 or approximately 139% of total revenue for the three months ending December 31, 2003 is primarily attributable to an increase in the number of units produced.

     Gross profit for the three months ended December 31, 2003 was ($26,169) or approximately (168%) of total revenue and gross profit for the three months ended December 31, 2002 was $7,867 or approximately 28% of total revenue. The gross profit in the first three months of our fiscal year ending December 31, 2003 as compared to the same first three months for our fiscal year ended December 31, 2002 is primarily attributable to a decrease in the number of units sold and an increase in the number of units produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ending December 31, 2003 and December 31, 2002 were $63,527 and $66,100, respectively. The approximate 4% decrease in sales and marketing expense in the first three months of our fiscal quarter ending December 31, 2003 over the corresponding three month period in our fiscal quarter ended December 31, 2002 is representative of a reduction in travel and entertainment expenses. Travel and entertainment expenses were reduced from $4,000 incurred during the three months that ended December 31, 2002 to $1,000 incurred during the three months that ended December 31, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ending December 31, 2003 and December 31, 2002 were $130,412 and $151,400, respectively. The decrease of $20,988 or approximately 14% in the first three months of our fiscal quarter ending December 31, 2003 as compared to the same three month period of our quarter ended December 31, 2002 is primarily attributable to a decrease in international rent and professional costs.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the three months ended December 31, 2003 and December 31, 2002 were $5,773 and $3,000, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended December 31, 2003 and December 31, 2002 were $1,328 and $2,834, respectively. Although this three month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the three months ended December 31, 2003 and December 31, 2002 were $35,758 and $51,020, respectively. Financing expense incurred during the first three months of our fiscal quarter ending December 31, 2003 has decreased by $15,262 in interest expense over the same period for our fiscal quarter, which ended on December 31, 2002.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the three months ended December 31, 2003 and December 31, 2002 were $262,967 and $266,486, respectively. The decrease of $3,519 or approximately 1% in the first three months of our fiscal quarter ending December 31, 2003 as compared to the same three month period of our fiscal quarter ended December 31, 2002 is primarily the result of the a slight decrease in revenue and a decrease in general and administrative expenses along with a decrease in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of December 31, 2003, we had a net operating loss carryforward balance of approximately $14,149,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At December 31, 2003, we had a negative working capital of $65,287. At September 30, 2003, we had positive working capital of $14,713. Current assets increased by $15,412 at the end of the first three months of our fiscal year ending September 30, 2004 from $303,587 at September 30, 2003 to $318,999 at December 31, 2003. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the three months ended December 31, 2003 of $241,572, as compared to net cash used of $143,168 during the three months ended December 31, 2002. The major elements contributing to net operating cash flow was cash paid for cost of general and administrative and financing expenses.

     Our capital lease obligations for office equipment is currently $7,596 incurred on an annual basis.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our products. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the summer of 2004. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

REVIEW OF CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer, James A. Cole, after reviewing and evaluating our disclosure controls and procedures within 90 days prior to the filing of this quarterly report has concluded that our disclosure controls and procedures contained no significant deficiencies or material weakness. There have been no significant changes in our internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

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

Date: 2/25/2004                         By: /s/ James A. Cole
      ---------                             ------------------------------------
                                            (Signature)
                                        Name:  James A. Cole
                                        Title: Chairman