Form 10QSB
period 2004-03-31
DATAHAND SYSTEMS INC
filed 2004-05-21
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2004              Commission File Number 0-33235

                                 ---------------


                             DATAHAND SYSTEMS, INC.
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)




          DELAWARE                                              86-0593507
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


               3032 NORTH 33RD AVENUE, PHOENIX, ARIZONA 85017-5247
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (602) 233-6000
                       -----------------------------------
                           (Issuer's Telephone Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,849,434

Transitional Small Business Disclosure Format (Check One):  [X] Yes [ ] No

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-QSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Form 10-KSBA, Description of the Business for fiscal year ended September 30, 2003.

                            DATAHAND(R) SYSTEMS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION.........................................    4

Item 1.   Financial Statements..........................................    4
          Balance Sheets - March 31, 2004 (Unaudited) and
             September 30, 2003 (Audited)...............................    4
          Statements of Operations (Unaudited) for the Six
             Months ended March 31, 2004................................    6
          Statement of Stockholders' Equity (Unaudited) for
             the Period September 30, 2003 to March 31, 2004............    7
          Statements of Cash Flows (Unaudited) for the Six
             Months ended March 31, 2004................................    8
          Notes to Financial Statements.................................   10
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   25
Item 3.   Controls and Procedures.......................................   28

PART II.  OTHER INFORMATION.............................................   29

Item 1.   Legal Proceedings.............................................   29
Item 2.   Changes in Securities.........................................   29
Item 3.   Defaults Upon Senior Securities...............................   29
Item 4.   Submission of Matters to a Vote of Security Holders...........   29
Item 5.   Other Information.............................................   29
Item 6.   Exhibits and Reports on Form 8-K..............................   29

SIGNATURES..............................................................   30


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2004 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

                                                   March 31       September 30,
                                                     2004              2003
                                                 ------------     -------------

CURRENT ASSETS
   Cash                                                 3,280           110,336
   Trade Receivables                                      508               853
   Inventory                                          300,895           192,398
                                                 ------------     -------------

        Total Current Assets                          304,683           303,587
                                                 ------------     -------------

EQUIPMENT, net                                         28,100            30,756
                                                 ------------     -------------

OTHER ASSETS
                                                 ------------     -------------

TOTAL ASSETS                                          332,783           334,343
                                                 ============     =============


The accompanying notes are an integral part of these statements.
This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31       September 30,
                                                     2004             2003
                                                 ------------     -------------
CURRENT LIABILITIES

   Payables                                           201,899           103,697
   Accrued Payroll                                     31,382            28,123
   Royalty Payable                                      3,706             3,552
   Warranty Payable                                     7,527            12,213
   Notes Payable                                      249,507           141,289
                                                 ------------     -------------
   Total Current Liabilities                          494,021           288,874
                                                 ------------     -------------

LONG TERM NOTES PAYABLE                                76,373            22,281
DEFERRED INCOME                                        10,505             7,868
                                                 ------------     -------------

   Total Liabilities                                  580,899           319,023
                                                 ------------     -------------
STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.001,
   no shares outstanding

   Common Stock, authorized
   30,000,000 shares of stock,
   20,849,434 and 20,427,305
   shares issued and at
   March 31, 2004 and September 30,
   2003 par value $0.001 per share                     20,849            20,427

   Additional Paid in Capital                      17,529,746        17,305,273

   Options and Warrants                               223,075           220,975

   Retained Earnings (Loss)                       (18,021,787)      (17,531,355)
                                                 ------------     -------------
   Total Stockholders' Equity                        (248,116)           15,320
                                                 ------------     -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  332,783           334,343
                                                 ============     =============


The accompanying notes are an integral part of these statements.
This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
                  THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                      Three Months     Three Months      Six Months       Six Months
                                         Ended            Ended            Ended            Ended
                                        March 31         March 31         March 31         March 31
                                          2004             2003             2004             2003
                                      ------------     ------------     ------------     ------------
INCOME
   Sales of Product                         30,752           62,405           46,291           90,312
   Training Revenue
                                      ------------     ------------     ------------     ------------
   Total Revenue                            30,752           62,405           46,291           90,312
                                      ------------     ------------     ------------     ------------
COST OF SALES
   Costs of Goods Sold                      24,485           42,380           66,193           61,095
   Cost of Training                             --               61               --            1,385
                                      ------------     ------------     ------------     ------------
   Total Cost of Sales                      24,485           42,441           66,193           62,480
                                      ------------     ------------     ------------     ------------
   Gross Profit                              6,267           19,964          (19,902)          27,832
                                      ------------     ------------     ------------     ------------
EXPENSES
   Sales and Marketing                      64,432           74,921          127,959          141,021
   General and Administrative              122,380          117,026          252,794          268,426
   Research and Development                  3,000            3,662            8,773            6,662
   Depreciation Expense                      1,328            2,834            2,656            5,668
   Interest Expense                         42,592           32,882           78,350           83,902
                                      ------------     ------------     ------------     ------------
   Total Expense                           233,732          231,325          470,530          505,679
                                      ------------     ------------     ------------     ------------
   Gain on Patent Sale                          --               --               --               --
                                      ------------     ------------     ------------     ------------
   Loss before Provision for
   Income Taxes                           (227,465)        (211,361)        (490,432)        (477,847)

   Provision for Income Taxes                    0                0                0                0
                                      ------------     ------------     ------------     ------------
NET INCOME (LOSS)                         (227,465)        (211,361)        (490,432)        (477,847)
                                      ============     ============     ============     ============
Basic and Diluted Earnings
   (Loss) per Common Share                   (0.01)           (0.01)           (0.02)           (0.03)
                                      ------------     ------------     ------------     ------------
Basic and Diluted Weighted Average
   Number of Common Shares              20,733,621       16,787,881       20,612,858       16,750,096
                                      ============     ============     ============     ============


The accompanying notes are an integral part of these statements.
This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD SEPTEMBER 30, 2002 TO MARCH 31, 2004
                                   (UNAUDITED)

                                                Common Stock        Additional   Options
                                           ---------------------     Paid in       and      Accumulated      Total
                                             Shares       Amount     Capital     Warrants     Deficit        Equity
                                           -----------   --------   ----------   --------   -----------   -----------

Balance, September 30, 2002                 16,706,363     16,706   15,470,511    199,525   (16,367,865)     (681,123)

Sales of Common Stock                        1,917,002      1,917      915,085                                917,002
Stock Issued as Loan Enhancement               195,329        195      101,766                                101,961
Conversion of Noncapitalized Interest           30,429         31       30,398                                 30,429
Options Issued for Services Rendered                                               21,450                      21,450
Conversion of Debt                           1,578,182      1,578      175,318                                176,896
Contributed Capital                                                    612,195                                612,195
Deficit for year
  ended September 30, 2003                                                                   (1,163,490)   (1,163,490)
                                           --------------------------------------------------------------------------
Balance, September 30, 2003                 20,427,305     20,427   17,305,273    220,975   (17,531,355)       15,320

Sales of Common Stock                          150,000        150      149,850                                150,000
Stock Issued as Loan Enhancement               260,000        260       62,506                                 62,767
Conversion of Noncapitalized Interest           12,129         12       12,117                                 12,129
Options Issued for Services Rendered                                                2,100                       2,100
Deficit for quarters
  ended March 31, 2004                                                                         (490,432)     (490,432)
                                           --------------------------------------------------------------------------
Balance, March 31, 2004                     20,849,434     20,849   17,529,746    223,075   (18,021,787)     (248,116)
                                           ==========================================================================


The accompanying notes are an integral part of these statements.
This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     March 31         March 31
                                                       2004             2003
                                                    ----------       ----------
Cash Flows from
Operating Activities

   Net Loss                                           (490,432)        (477,847)

   Accounts Receivable                                     345          (27,986)
   Inventory                                          (108,497)          (2,368)
   Accounts Payable                                     98,202           54,312
   Deferred Revenue                                      2,637            2,654
   Depreciation Expense                                  2,656            5,668
   Stock Issued as
     Loan Enhancement                                   62,767          101,961
   Stock Issued for Accrued Interest                    12,129           13,166
   Stock Options Granted                                 2,100            7,800
   Accrued Payroll                                       3,259            5,986
   Accrued Warranty and Royalty                         (4,532)           3,329
                                                    ----------       ----------
Net Cash Provided by Operations                       (419,366)        (313,325)
                                                    ----------       ----------
Cash Flows Used
in Investing Activities
   Fixed Asset Purchase (Sale)
                                                    ----------       ----------
Net Cash Used for Investing                                 --               --
                                                    ----------       ----------
Cash Flows from Financing
    Note Payable                                       162,310          149,387
    Sales of Stock                                     150,000          417,002
                                                    ----------       ----------
Cash Flows from Financing                              312,310          566,389
                                                    ----------       ----------
Net Increase (Decrease) in Cash                       (107,056)         253,064

Cash, Beginning of Period                              110,336           27,868
                                                    ----------       ----------
Cash, End of Period                                      3,280          280,932
                                                    ==========       ==========


The accompanying notes are an integral part of these statements.
This statement was not reviewed by auditor.

SCHEDULE OF TAXES PAID

Six Months Ended March 31, 2004

     None

Six Months Ended March 31, 2003

     None

SCHEDULE OF INTERST PAID

Six Months Ended March 31, 2004

     None

Six Months Ended March 31, 2003

     $ 1,775

SCHEDULE OF SIGNIFICANT NON-CASH TRANSACTIONS

Six Months Ended March 31, 2004

     260,000 shares of stock were issued as a loan enhancement,valued at $62,767 12,129 shares of stock were issued for Accrued Interest of $12,129
     30,000 stock options  granted for directors  services  rendered,  valued at
       $2,100

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

                            DATAHAND(R) SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004 AND SEPTEMBER 30, 2003


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous twenty-two quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

In 2003 the Company continued development of a lower cost ergonomic keyboard, the ErgoHand. This product is designed to sell into the lower cost, introductory ergonomic keyboard market and into the gaming market, in the $99 to $129 price range. Plans are in place to market and license this product beginning early in the third quarter of the Company's new year.

MARKETING STRATEGY

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of March 31, 2004 the Company had 72 distributors. The company's president has been developing an experienced sales team and has also begun to establish relationships with large retailers.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the six months ended March 31, 2004 and $11,072 for the six months ended March 31, 2003.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                  3/31/04      9/30/03
                                                  -------      -------

         Raw materials                            156,730       96,443
         Work-in-Process                           20,675       20,675
         Finished goods                           123,490       75,280
                                                  -------      -------
                                                  300,895      192,398
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

Fixed assets and patents consist of the following:

                                                  3/31/04      9/30/03
                                                 ---------    ---------

         Tooling and jigs                          165,965      165,965
         Prototypes
         Machinery and equipment                    31,700       31,700
         Office Equipment                           46,997       46,997
         Equipment under capital lease              39,874       39,874
         DataHand(R)Systems units held for
             rental and promotion                   48,705       48,705
         Tenant improvements and other              17,430       17,430
         Patents                                    88,484       88,484
                  Total fixed assets               439,155      439,155
         Less: Accumulated depreciation
           and Amortization                       (411,055)    (408,399)
                                                 ---------    ---------
                                                    28,100       30,756
                                                 =========    =========

PATENTS

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. Amortization expense for the six months that ended March 31, 2004 was $1,166 and for the quarter ended March 31, 2003 was $3,252. Accumulated amortization as of March 31, 2004 was $78,936.

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

                                                  3/31/04       9/30/03
                                                 ----------    ----------

         Weighted average shares                 20,612,858    17,139,953

         Anti-dilutive Options                      825,000       850,000
         Anti-dilutive Warrants                   1,041,079     1,626,079

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

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                          3/31/04      9/30/03
                                                         ---------    ---------
Demand Notes to:
Investors 10% interest payments
paid quarterly with stock                                  307,341      177,342
                                                         ---------    ---------

Gross Original Issue Discount                             (289,503)    (203,446)
Amortization of Original Issue Discount                    231,669      167,393
                                                         ---------    ---------

Original Issue Discount                                    (57,834)     (36,053)
                                                         ---------    ---------

Total Current Notes                                        249,507      141,289
                                                         ---------    ---------

Long Term Notes Payable

Officer Notes, 8% int. paid annually                        71,176       17,084
Officers 0% interest,                                            0            0
Employees  0% interest                                       5,197        5,197
                                                         ---------    ---------

Total Long Term Notes                                       76,373       22,281
                                                         =========    =========

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

Royalty expense for the years 2001-2003 for Options A and B are listed below.


     Periods                      Months      Units      Unit $     Royalty
     -------                      ------      -----      ------     -------

     Year ended 9/30/02
     Option A Royalties             12         120        1.108      132.90
     Option B                       12         120        1.73       208.58

     Year ended 9/30/03
     Option A Royalties             12         293         .905      265.22
     Option B                       12         293        1.73       506.89

     Six Months ended 3/31/04
     Option A Royalties              6          63         .614       45.46
     Option B                        6          63        1.73       108.99

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

OTHER

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                                  3/31/04      9/30/03
                                                 ---------    ---------

     Beginning Balance                             850,000    1,077,295
     Employee/director granted                      30,000       69,000
     Non-employee granted
     Employee/director expired                           0       22,500
     Non-employee expired                           55,000      273,795
                                                 ---------    ---------
     Ending Balance                                825,000      850,000
                                                 ---------    ---------

     Expiration Date of the
     Options Granted                              10/01/08     06/10/08

     Option Price                                 $   1.00     $   1.00

     Weighted average fair value
     of Options Granted                                .07          .35


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

Schedule of options outstanding and the dates they are exercisable as of March 31, 2004

                                       Exercise          Expire       Remaining
                          Number        Price             Date          months
                         -------       --------         --------      ---------

October 1, 2003           30,000         1.00           10/01/08        54
June 10, 2003             39,000         1.00            6/10/08        50
October 1, 2002           30,000         1.00           10/01/07        42
September 30, 2002       600,000         1.00            9/30/07        42
July 10, 2002              7,500         1.00            7/10/07        39
March 31, 2002            22,500         1.00           10/01/06        30
September 30, 2000        73,500         1.00            8/01/05        16
September 30, 1999        22,500         1.00            7/01/04         3
                         -------

Total                    825,000
                         =======

Average Price and Remaining Life         1.00                           39 mths

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


                                             3/31/04           9/30/03
                                            ---------         ---------

     Beginning Balance                      1,626,079         1,871,079
     Warrants Issued                                0           216,566
     Warrants Exercised                             0                 0
     Warrants Expired                         585,000           461,566
                                            ---------         ---------

     Ending Balance                         1,041,076         1,626,079
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


Period Ended                         Shares Issued                   Value
------------                         -------------                   -----

March 31, 2004                             0                           0
September 30, 2003                         0                           0


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,481,3293, which is calculated by multiplying the minimum federal and state corporate income tax rates by the respective NOL carryforwards, (15% and 6.968%). The total valuation allowance is a comparable $2,481,393.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                            3/31/04     9/30/03
                                                            -------     -------

         Net change in deferred taxes plus valuation              0           0
         Current taxes payable                                    0           0
                                                            -------     -------
         Provision for Income Taxes                               0           0
                                                            =======     =======

Below is a chart showing the federal net operating losses and the years in which they will expire.

               Year                 Amount             Expiration
               ----               ----------           ----------

               1989                   87,945              2009
               1990                  101,036              2010
               1991                  300,723              2011
               1992                  229,131              2012
               1993                  641,247              2013
               1994                1,179,831              2014
               1995                1,081,466              2015
               1996                1,940,165              2016
               1997                2,049,650              2017
               1998                2,101,421              2018
               1999                  920,253              2019
               2000                  542,190              2020
               2001                  545,751              2021
               2002                1,001,491              2022
               2003 estimated      1,163,490              2023
               2004 estimated        490,432              2024
                                  ----------

               Total NOL          14,376,222
                                  ==========

Below is a chart showing the state of Arizona net operating losses and the years in which they will expire.


               Year                 Amount             Expiration
               ----               ----------           ----------

               1999                  920,253              2004
               2000                  542,190              2005
               2001                  545,751              2006
               2002                1,001,491              2007
               2003 estimated      1,163,490              2008
               2004 estimated        490,432              2009
                                  ----------

               Total NOL           4,663,607
                                  ==========


NOTE 6. LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                                     3/31/04           9/30/03
                                     -------           -------

        Office rent                    5,047             5,047
        Apartment rent                   931               931
        Office Equipment                 633               633
                                     -------           -------
        Total Monthly                  6,611             6,611
                                     =======           =======

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

COMPANY'S CHALLENGES

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $18,021,787. For the last three years, ending September 30, 2003 revenues have been only $578,940 versus $3,783,216 for costs and expenses.

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

The company has borrowed funds from shareholders during the quarter ended March 31, 2004, the remaining outstanding balance is $307,341.

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

In addition, the Company currently has in place an Audit Committee of the Board of Directors, although this committee does not currently comply with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 requires that the Audit Committee consist of three independent directors. Because the Board of Directors, as currently structured, does not have three independent directors, it is not feasible to structure the Audit Committee in compliance with the Sarbanes-Oxley Act of 2002. Currently the Audit Committee consists of an Independent Director, who functions as the Chairman of the Audit Committee, an Insider Director and an Advisory Director. It is the intent of the Management of the Company to comply with the Sarbanes-Oxley Act of 2002 as it pertains to an Audit Committee as soon as it is practicable and independent directors can be attracted to the board. The due date set forth by the Securities and Exchange Commission for compliance is May 2004.

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

     There are no particular external business conditions that have affected our business in the past. Sales have declined year-to-year since 1998 because of a restructuring that occurred at the end of 1998. Because of a lack of funding at that time, our management agreed that we would layoff most of our work force and concentrate our efforts on raising needed capital and completing the design of the "ErgoHand" (the low cost DataHand(R) Ergonomic Keyboard) and the recruitment of needed, experienced personnel for the future. These tasks have been completed, and we anticipate that sales will show an increase beginning in the summer of 2004. There are no seasonal or other aspects in our financial performance.

     Revenues have not been segmented by market segment in the past. However, it is anticipated that revenues will be segmented in the future between at least: web sales, resellers and corporate sales.

RESULTS OF  OPERATIONS  FOR THE SIX MONTHS  ENDING  MARCH 31, 2004 AND MARCH 31,
2003

     REVENUE. Total revenue for the six months ending March 31, 2004 and March 31, 2003 were $46,291 and $90,312, respectively. The six month period ending March 31, 2004 saw sales of keyboards of $46,291 and training revenue of $0, and the six month period ending March 31, 2003 saw sales of keyboards of $90,312 and training revenue of $0. The change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales had been negatively impacted by the downturn in the economy through the second quarter of this year, our number of distributors has increased to 72. During the six months ending March 31, 2004 revenues earned were produced by direct sales of $26,000, internet sales of $4,000 and distributor sales of $26,000.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the six months ending March 31, 2004 and March 31, 2003 were $66,193 and $62,481, respectively. The six month period ending March 31, 2004 saw cost of keyboards sold of $66,193 and cost of training of $0, and the six month period ending March 31, 2003 saw cost of keyboards sold of $61,095 and cost of training of $1,385. Cost of goods sold for the six months ending March 31, 2004 and March 31, 2003 were $66,193 or approximately 143% of total revenue, and $62,481 or approximately 69% of total revenue, respectively. The increase in cost of goods sold of $3,713 or approximately 8% of total revenue for the six months ending March 31, 2004 is primarily attributable to an increase in the number of units produced.

     Gross profit for the six months ended March 31, 2004 was ($19,902) or approximately (43%) of total revenue and gross profit for the six months ended March 31, 2003 was $27,832 or approximately 31% of total revenue. The decrease in gross profit in the first six months of our fiscal year ending March 31, 2004 as compared to the same first six months for our fiscal year ended March 31, 2003 is primarily attributable to a decrease in the number of units sold and produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ending March 31, 2004 and March 31, 2003 were $127,959 and $141,021, respectively. The approximate 9% decrease in sales and marketing expense in the first six months of our fiscal year ending March 31, 2004 over the corresponding six month period in our fiscal year ended March 31, 2003 is representative of a decrease in advertising. Commission and consulting expenses were increased by $16,000 during the six months that ended March 31, 2004 over the six months that ended March 31, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ending March 31, 2004 and March 31, 2003 were $252,794 and $268,426, respectively. The decrease of $15,632 or approximately 6% in the first six months of our fiscal year ending March 31, 2004 as compared to the same six month period of our year ended March 31, 2003 is primarily attributable to a decrease in professional and consulting fees.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the six months ended March 31, 2004 and March 31, 2003 were $8,773 and $6,662, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended March 31, 2004 and March 31, 2003 were $2,656 and $5,668, respectively. Although this six-month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the six months ended March 31, 2004 and March 31, 2003 were $78,350 and $83,902, respectively. Financing expense incurred during the first six months of our fiscal year ending March 31, 2004 has decreased by $5,552 in interest expense over the same period for our fiscal year, which ended on March 31, 2003.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the six months ended March 31, 2004 and March 31, 2003 were $490,432 and $477,847, respectively. The increase of $12,585 or approximately 3% in the first six months of our fiscal year ending March 31, 2004 as compared to the same six month period of our fiscal year ended March 31, 2003 is primarily the result of the a decrease in revenue and a decrease in sales and marketing, general and administrative expenses along with an decrease in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of March 31, 2004, we had a net operating loss carryforward balance of approximately $14,376,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At March 31, 2004, we had negative working capital of $189,338. At September 30, 2003, we had positive working capital of $14,713. Current assets have increased to $304,683 at the end of the first six months ending on March 31, 2004 of our fiscal year ending September 30, 2004 from $303,587 at September 30, 2003. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the six months ended March 31, 2004 of $107,056, as compared to net cash used of $313,325 during the six months ended March 31, 2003. The major elements contributing to net operating cash flow was cash paid for cost of general and administrative and financing expenses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         Exhibit
         Number                         Description
         -------                        -----------

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

Date: 5/20/2004                         By: /s/ James A. Cole
      ---------                             ------------------------------------
                                            (Signature)
                                        Name:  James A. Cole
                                        Title: Chairman