Form 10QSB
period 2004-06-30
DATAHAND SYSTEMS INC
filed 2004-08-26
CIK 1160516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2004               Commission File Number 0-33235

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,875,396

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

                            DATAHAND(R) SYSTEMS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


Item 1.   Financial Statements..........................................    4
          Balance Sheets - June 30, 2004 (Unaudited) and
             September 30, 2003 (Audited)...............................    4
          Statement of Operations (Unaudited) for the Three
             Months Ended June 30, 2004 and 2003 and the Nine
             Months ended June 30, 2004 and 2003........................    6
          Statement of Stockholders' Equity (Unaudited) for
             the Period September 30, 2002 to June 30, 2004.............    7
          Statements of Cash Flows (Unaudited) for the Nine
             Months ended June 30, 2004.................................    8
          Notes to Financial Statements.................................   10
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   25
Item 3.   Controls and Procedures.......................................   28

PART II.  OTHER INFORMATION.............................................   29

Item 1.   Legal Proceedings.............................................   29
Item 2.   Changes in Securities.........................................   29
Item 3.   Defaults Upon Senior Securities...............................   29
Item 4.   Submission of Matters to a Vote of Security Holders...........   29
Item 5.   Other Information.............................................   29
Item 6.   Exhibits and Reports on Form 8-K..............................   29

SIGNATURES..............................................................   30


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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             DATAHAND SYSTEMS, INC.

                                 BALANCE SHEET
                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

                                                   June 30,       September 30,
                                                     2004             2003
                                                 -------------    -------------
CURRENT ASSETS
  Cash                                                 135,206          110,336
  Trade Receivables                                      6,198              853
  Inventory                                            293,237          192,398
                                                 -------------    -------------
  Total Current Assets                                 434,641          303,587
                                                 -------------    -------------
EQUIPMENT, net                                          26,772           30,756
                                                 -------------    -------------
OTHER ASSETS
                                                 -------------    -------------

TOTAL ASSETS                                           461,413          334,343
                                                 =============    =============


        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                                  BALANCE SHEET
                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   June 30,       September 30,
                                                     2004             2003
                                                 -------------    -------------
CURRENT LIABILITIES
  Payables                                              54,422          103,697
  Accrued Payroll                                       22,656           28,123
  Royalty Payable                                        3,804            3,552
  Warranty Payable                                       7,276           12,213
  Notes Payable                                        270,963          141,289
                                                 -------------    -------------

  Total Current Liabilities                            359,120          288,874
                                                 -------------    -------------

LONG TERM NOTES PAYABLE                                 39,255           22,281
DEFERRED INCOME                                         11,616            7,868
                                                 -------------    -------------

  Total Liabilities                                    409,991          319,023
                                                 -------------    -------------

STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
  5,000,000 shares, par $0.001,
  no shares outstanding

  Common Stock, authorized
  30,000,000 shares of stock,
  21,875,396 and 20,427,305
  shares issued and at
  June 30, 2004 and September 30,
  2003, par value $0.001 per share                      21,875           20,427

  Additional Paid in Capital                        18,045,533       17,305,273

  Options and Warrants                                 223,075          220,975

  Retained Earnings (Loss)                         (18,239,061)     (17,531,355)
                                                 -------------    -------------

  Total Stockholders' Equity                            51,423           15,320
                                                 -------------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   461,413          334,343
                                                 =============    =============


        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND
                  THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                        Three Months   Three Months    Nine Months    Nine Months
                                           Ended          Ended           Ended          Ended
                                          June 30,       June 30,        June 30,       June 30,
                                            2004           2003            2004           2003
                                        ------------   ------------    -----------    -----------
INCOME
  Sales of Product                            29,170         40,244         75,461        130,556
  Training Revenue                             1,250             --          1,250             --
                                        ------------   ------------    -----------    -----------
  Total Revenue                               30,420         40,244         76,711        130,556
                                        ------------   ------------    -----------    -----------
COST OF SALES
  Costs of Goods Sold                         33,832         77,215        100,025        138,310
  Cost of Training                               253            (41)           253          1,344
                                        ------------   ------------    -----------    -----------
  Total Cost of Sales                         34,085         77,174        100,278        139,654
                                        ------------   ------------    -----------    -----------
  Gross Profit                                (3,665)       (36,930)       (23,567)        (9,098)
                                        ------------   ------------    -----------    -----------
EXPENSES
  Sales and Marketing                         57,878         54,185        185,837        195,206
  General and Administrative                 118,407        180,093        371,199        448,519
  Research and Development                     5,874         54,778         14,647         61,440
  Depreciation Expense                         1,328          2,876          3,984          8,544
  Interest Expense                            30,122         49,006        108,472        132,908
                                        ------------   ------------    -----------    -----------
  Total Expense                              213,609        340,937        684,139        846,617
                                        ------------   ------------    -----------    -----------
  Gain on Patent Sale                             --             --             --             --
                                        ------------   ------------    -----------    -----------
  Loss before Provision for
  Income Taxes                              (217,274)      (377,867)      (707,706)      (855,715)

  Provision for Income Taxes                      --             --             --             --
                                        ------------   ------------    -----------    -----------
NET INCOME (LOSS)                           (217,274)      (377,867)      (707,706)      (855,715)
                                        ============   ============    ===========    ===========
Basic and Diluted Earnings
  (Loss) per Common Share                      (0.01)         (0.02)         (0.03)         (0.05)
                                        ============   ============    ===========    ===========
Basic and Diluted Weighted Average
  Number of Common Shares                 21,555,754     17,372,382     20,929,408     16,959,626
                                        ============   ============    ===========    ===========

        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD SEPTEMBER 30, 2002 TO JUNE 30, 2004
                                   (UNAUDITED)

                                                                       Additional
                                               Common Stock             Paid in      Options and   Accumulated       Total
                                           Shares         Amount        Capital       Warrants       Deficit         Equity
                                         ----------     ----------     ----------    -----------   -----------     ----------
Balance, September 30, 2002              16,706,363         16,706     15,470,511       199,525    (16,367,865)      (681,123)

Sales of Common Stock                     1,917,002          1,917        915,085                                     917,002
Stock Issued as Loan Enhancement            195,329            195        101,766                                     101,961
Conversion of Noncapitalized Interest        30,429             31         30,398                                      30,429
Options Issued for Services Rendered                                                     21,450                        21,450
Conversion of Debt                        1,578,182          1,578        175,318                                     176,896
Contributed Capital                                                       612,195                                     612,195
Deficit for year
  ended September 30, 2003                                                                          (1,163,490)    (1,163,490)
                                         ----------     ----------     ----------    -----------   -----------     ----------
Balance, September 30, 2003              20,427,305         20,427     17,305,273       220,975    (17,531,355)        15,320

Sales of Common Stock                     1,168,300          1,168        657,983                                     659,151
Stock Issued as Loan Enhancement            260,000            260         62,506                                      62,767
Conversion of Noncapitalized Interest        19,791             20         19,771                                      19,791
Options Issued for Services Rendered                                                      2,100                         2,100
Deficit for quarters
  ended June 30, 2004                                                                                 (707,706)      (707,706)
                                         ----------     ----------     ----------    -----------   -----------     ----------
Balance, June 30, 2004                   21,875,396         21,875     18,045,533       223,075    (18,239,061)        51,423
                                         ==========     ==========     ==========    ===========   ===========     ==========

        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2004             2003
                                                 -------------    -------------
Cash Flows from
Operating Activities

  Net Loss                                            (707,706)        (855,715)

  Accounts Receivable                                   (5,345)         (14,592)
  Inventory                                           (100,839)        (127,775)
  Accounts Payable                                     (49,277)          84,029
  Deferred Revenue                                       3,748           (4,774)
  Depreciation Expense                                   3,984            8,544
  Stock Issued as Loan Enhancement                      62,767          101,961
  Stock Issued for Accrued Interest                     19,791           21,816
  Stock Options Granted                                  2,100           21,450
  Accrued Payroll                                       (5,467)          57,719
  Accrued Warranty and Royalty                          (4,685)           3,442
                                                 -------------    -------------
Net Cash Provided by Operations                       (780,929)        (703,895)

Cash Flows Used in Investing Activities
  Fixed Asset Purchase (Sale)                               --            2,400
                                                 -------------    -------------
Net Cash Used for Investing                                 --            2,400
                                                 -------------    -------------
Cash Flows from Financing
  Note Payable                                         146,648          142,317
  Sales of Stock                                       659,151          617,002
                                                 -------------    -------------
Cash Flows from Financing                              805,799          759,319
                                                 -------------    -------------
Net Increase (Decrease) in Cash                         24,870           53,024

Cash, Beginning of Period                              110,336           27,868
                                                 -------------    -------------
Cash, End of Period                                    135,206           80,892
                                                 =============    =============


        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                             DATAHAND SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS


SCHEDULE OF TAXES PAID

Nine Months Ended June 30, 2004

    None

Nine Months Ended June 30, 2003

    None


SCHEDULE OF INTERST PAID

Nine Months Ended June 30, 2004

    None

Nine Months Ended June 30, 2003

    $ 1,775


SCHEDULE OF SIGNIFICANT NONCASH TRANSACTIONS

Nine Months Ended June 30, 2004

     260,000 shares of stock were issued as a loan enhancement,valued at $62,767 19,791 shares of stock were issued for Accrued Interest of $19,791
     30,000 stock options  granted for directors  services  rendered,  valued at
       $2,100


Nine Months Ended June 30, 2003

     195,329  shares  of  stock  were  issued  as a loan  enhancement,valued  at
       $101,961
     21,816 shares of stock were issued for Accrued Interest of $21,816
     69,000 stock options  granted for directors  services  rendered,  valued at
       $21,450
     166,566 warrants reissued for expired warrants for services rendered, valued at $0


For a more detailed explanation of stock options and warrants see Note 4



        The accompanying notes are an integral part of these statements.
                  This statement was not reviewed by auditor.

                            DATAHAND(R)SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004 AND SEPTEMBER 30, 2003


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous twenty-three quarters. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

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

In 2003 the Company continued development of a lower cost ergonomic keyboard, the ErgoHand. This product is designed to sell into the lower cost, introductory ergonomic keyboard market and into the gaming market, in the $99 to $129 price range. Plans are in place to market and license this product beginning early in the fourth quarter of the Company's new year.

MARKETING STRATEGY

Future operating results will depend on the Company's ability to attract new customers to generate sufficient volume to fund operations. The Company no longer directs its marketing efforts solely to individual users. During the year 2000 the marketing strategy was modified to include selling through distributors and resellers. As of June 30, 2004 the Company had 72 distributors. The company's president has been developing an experienced sales team and has also begun to establish relationships with large retailers.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $11,791 for the nine months ended June 30, 2004 and $12,877 for the nine months ended June 30, 2003.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consists of the following:

                                                     6/30/04       9/30/03
                                                     -------       -------

         Raw materials                               169,987        96,443
         Work-in-Process                              20,675        20,675
         Finished goods                              102,575        75,280
                                                     -------       -------
                                                     293,237       192,398
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

Fixed assets and patents consist of the following:

                                                     6/30/04       9/30/03
                                                     -------       -------

         Tooling and jigs                            165,965       165,965
         Prototypes
         Machinery and equipment                      31,700        31,700
         Office Equipment                             46,997        46,997
         Equipment under capital lease                39,874        39,874
         DataHand(R)Systems units held for
             rental and promotion                     48,705        48,705
         Tenant improvements and other                17,430        17,430
         Patents                                      88,484        88,484
                  Total fixed assets                 439,155       439,155
         Less: Accumulated depreciation
           and Amortization                         (412,383)     (408,399)
                                                    --------      --------
                                                      26,772        30,756
                                                    ========      ========

PATENTS

Patent costs include direct costs of obtaining, developing and maintaining the patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years. Costs related to patents pending are capitalized and amortization begins when the patent is issued. Currently, the Company has no patents pending. The increase in patent capitalized costs relates to the maintenance of the current patents, while the decrease in patent capitalized cost relates to sale of patents. Amortization expense for the nine months that ended June 30, 2004 was $1,749 and for the nine months ended June 30, 2003 was $4,878. Accumulated amortization as of June 30, 2004 was $79,519.

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

                                                    6/30/04       9/30/03
                                                  ----------    ----------

         Weighted average shares                  20,929,408    17,139,953

         Anti-dilutive Options                       825,000       850,000
         Anti-dilutive Warrants                    1,041,079     1,626,079

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

NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                     6/30/04       9/30/03
                                                     -------       -------
Demand Notes to:
Investors 10% interest payments
paid quarterly with stock                            307,341       177,342
                                                     -------       -------

Gross Original Issue Discount                       (289,503)     (203,446)
Amortization of Original Issue Discount              253,125       167,393
                                                     -------       -------

Original Issue Discount                              (36,378)      (36,053)
                                                     -------       -------

Total Current Notes                                  270,963       141,289
                                                     -------       -------

Long Term Notes Payable

Officer Notes, 8% int. paid annually                  34,058        17,084
Officers 0% interest,                                      0             0
Employees  0% interest                                 5,197         5,197
                                                     -------       -------

Total Long Term Notes                                 39,255        22,281
                                                     =======       =======

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

Royalty expense for the years 2001-2003 for Options A and B are listed below.

Periods                           Months      Units      Unit $     Royalty
-------                           ------      -----      ------     -------
Year ended 9/30/02
Option A Royalties                  12         120       1.108       132.90
Option B                            12         120       1.73        208.58

Year ended 9/30/03
Option A Royalties                  12         293        .905       265.22
Option B                            12         293       1.73        506.89

Nine Months ended 06/30/04
Option A Royalties                   9         103        .716        74.10
Option B                             9         103       1.73        178.19

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

OTHER

Other option agreements are granted at the discretion of the Board of Directors.

Schedule of Options Granted

                                                    6/30/04         9/30/03
                                                   ---------       ---------

        Beginning Balance                            850,000       1,077,295
        Employee/director granted                     30,000          69,000
        Non-employee granted
        Employee/director expired                          0          22,500
        Non-employee expired                          55,000         273,795
                                                   ---------       ---------
        Ending Balance                               825,000         850,000
                                                   =========       =========

        Expiration Date of the
        Options Granted                             10/01/08        06/10/08

        Option Price                                   $1.00           $1.00

        Weighted average fair value
        Of Options Granted                               .07             .35


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

Schedule of options outstanding and the dates they are exercisable as of June 30, 2004

                                       Exercise          Expire       Remaining
                          Number        Price             Date          Months
                         -------       --------         --------      ---------

October 1, 2003           30,000         1.00           10/01/08          51
June 10, 2003             39,000         1.00            6/10/08          47
October 1, 2002           30,000         1.00           10/01/07          39
September 30, 2002       600,000         1.00            9/30/07          39
July 10, 2002              7,500         1.00            7/10/07          36
March 31, 2002            22,500         1.00           10/01/06          27
September 30, 2000        73,500         1.00             8/1/05          13
September 30, 1999        22,500         1.00             7/1/04           0
                         -------

Total                    825,000
                         =======

Average Price and Remaining Life         1.00                           36 mths

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

                                                    6/30/04         9/30/03
                                                   ---------       ---------

        Beginning Balance                          1,626,079       1,871,079
        Warrants Issued                                    0         216,566
        Warrants Exercised                                 0               0
        Warrants Expired                             585,000         461,566
                                                   ---------       ---------

        Ending Balance                             1,041,079       1,626,079
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

Period Ended                         Shares Issued                   Value
------------                         -------------                   -----

June 30, 2004                              0                           0
September 30, 2003                         0                           0

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $2,528,314, which is calculated by multiplying the minimum federal and state corporate income tax rates by the respective NOL carryforwards, (15% and 6.968%). The total valuation allowance is a comparable $2,528,314.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                                        6/30/04         9/30/03
                                                        -------         -------

         Net change in deferred taxes plus valuation          0               0
         Current taxes payable                                0               0
                                                        -------         -------
         Provision for Income Taxes                           0               0
                                                        =======         =======

Below is a chart showing the federal net operating losses and the years in which they will expire.

               Year                 Amount             Expiration
               ----               ----------           ----------

               1989                   87,945              2009
               1990                  101,036              2010
               1991                  300,723              2011
               1992                  229,131              2012
               1993                  641,247              2013
               1994                1,179,831              2014
               1995                1,081,466              2015
               1996                1,940,165              2016
               1997                2,049,650              2017
               1998                2,101,421              2018
               1999                  920,253              2019
               2000                  542,190              2020
               2001                  545,751              2021
               2002                1,001,491              2022
               2003                1,159,799              2023
               2004 estimated        707,706              2024
                                  ----------

               Total NOL          14,589,805
                                  ==========

Below is a chart showing the state of Arizona net operating losses and the years in which they will expire.

               Year                 Amount             Expiration
               ----               ----------           ----------

               1999                  920,253              2004
               2000                  542,190              2005
               2001                  545,751              2006
               2002                1,001,491              2007
               2003                1,159,799              2008
               2004 estimated        707,706              2009
                                   ---------

         Total NOL                 4,877,190
                                   =========

NOTE 6.  LEASES AND OTHER COMMITMENTS:

The following is a listing of the operating leases that the Company had as of the period end and the monthly charges associated with those leases.

                              6/30/04         9/30/03
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

COMPANY'S CHALLENGES

Since inception in 1994, the Company has not been able to generate enough sales to cover costs and expenses and has accumulated a deficit of $18,239,061. For the last three years, ending September 30, 2003 revenues have been only $578,940 versus $3,783,216 for costs and expenses.

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

The company has borrowed funds from shareholders during the past nine months ending on June 30, 2004, the remaining outstanding balance is $307,341.

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

NOTE 11. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

It is the intention of the Company's management to have its Board of Directors structured to comply with the Sarbanes-Oxley Act of 2002. The Company intends to attempt to attract potential independent directors to its board and to ask its shareholders to elect these potential directors at its next annual meeting. This meeting will be scheduled to be held during the spring of 2005. However, at this time, the Company's board of directors consists of three directors, two insiders (the chairman of the company, who also acts as its Chief Executive Officer, and the founder of the Company, who also acts as the Company's Executive Vice President of Product Development). At this time only one director is considered independent under the definitions of the Sarbanes-Oxley Act of 2002.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING JUNE 30, 2004 AND JUNE 30, 2003

     REVENUE. Total revenue for the nine months ending June 30, 2004 and June 30, 2003 were $76,711 and $130,556, respectively. The nine month period ending June 30, 2004 saw sales of keyboards of $75,461 and training revenue of $1250, and the nine month period ending June 30, 2003 saw sales of keyboards of $130,556 and training revenue of $0. The change in revenue is attributable to decreased sales of our DataHand(R) Ergonomic Keyboards. Although the level of sales had been negatively impacted by the downturn in the economy through the third quarter of this year, our number of distributors has increased to 72. During the nine months ending June 30, 2004 revenues earned were produced by direct sales of $36,000, internet sales of $6,000 and distributor sales of $35,000.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the nine months ending June 30, 2004 and June 30, 2003 were $100,278 and $139,654, respectively. The nine month period ending June 30, 2004 saw cost of keyboards sold of $100,025 and cost of training of $253, and the nine month period ending June 30, 2003 saw cost of keyboards sold of $138,310 and cost of training of $1,344. Cost of goods sold for the nine months ending June 30, 2004 and June 30, 2003 were $100,278 or approximately 131% of total revenue, and $139,654 or approximately 107% of total revenue, respectively. The decrease in cost of goods sold of $39,382 or approximately 51% of total revenue for the nine months ending June 30, 2004 is primarily attributable to a decrease in the number of units produced.

     Gross profit for the nine months ended June 30, 2004 was ($23,567) or approximately (31%) of total revenue and gross profit for the nine months ended June 30, 2003 was ($9,089) or approximately (7%) of total revenue. The decrease in gross profit in the first nine months of our fiscal year ending June 30, 2004 as compared to the same first nine months for our fiscal year ended June 30, 2003 is primarily attributable to a decrease in the number of units sold and produced.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ending June 30, 2004 and June 30, 2003 were $185,837 and $195,206, respectively. The approximate 5% decrease in sales and marketing expense in the first nine months of our fiscal year ending June 30, 2004 over the corresponding nine month period in our fiscal year ended June 30, 2003 is representative of an decrease in advertising. Commission and consulting expenses were increased by $3,500 during the nine months that ended June 30, 2004 over the nine months that ended June 30, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ending June 30, 2004 and June 30, 2003 were $371,199 and $448,519, respectively. The decrease of $77,320 or approximately 17% in the first nine months of our fiscal year ending June 30, 2004 as compared to the same nine month period of our fiscal year ended June 30, 2003 is primarily attributable to an decrease in professional and consulting fees.

     RESEARCH AND PRODUCT DEVELOPMENT EXPENSES. Research and product development expenses for the nine months ended June 30, 2004 and June 30, 2003 were $14,647 and $61,440, respectively. The limited amount of research and product development expenses is representative of us shifting from a development mode to a sales mode during the last two years. The research and product development expenses were primarily salary and consulting fees incurred, and although the expenses have been reduced during the periods since 1998, additional research and product development expenses are expected as our products' market will require improvements to remain a competitive electronic device and as we continue development of the "ErgoHand".

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended June 30, 2004 and June 30, 2003 were $3,984 and $8,544, respectively. Although this nine month period of time has generated a small decrease in depreciation and amortization expenses, we anticipate that these expenses will increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the nine months ended June 30, 2004 and June 30, 2003 were $108,472 and $132,908, respectively. Financing expense incurred during the first nine months of our fiscal year ending June 30, 2004 has decreased by $24,436 in interest expense over the same period for the same nine month period our fiscal year ended on June 30, 2003.

     NET LOSS BEFORE INCOME TAXES. Net loss before income taxes for the nine months ended June 30, 2004 and June 30, 2003 were $707,706 and $855,715, respectively. The decrease of $148,009 or approximately 17% in the first nine months of our fiscal year ending June 30, 2004 as compared to the same nine month period of our fiscal year ended June 30, 2003 is primarily the result of the a decrease in revenue and a decrease in sales and marketing, general and administrative expenses along with an decrease in interest expense during the periods.

     PROVISION FOR INCOME TAXES. As of June 30, 2004, we had a net operating loss carryforward balance of approximately $14,590,000 from losses incurred through that date.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At June 30, 2004, we had positive working capital of $75,521. At September 30, 2003, we had positive working capital of $14,713. Current assets have increased to $434,641 at the end of the first nine months ending on June 30, 2004 of our fiscal year ending September 30, 2004 from $303,587 at September 30, 2003. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the nine months ended June 30, 2004 of $780,929, as compared to net cash used of $703,895 during the nine months ended June 30, 2003. The major elements contributing to net operating cash flow was cash paid for cost of sales and marketing, general and administrative and financing expenses.

     Our capital lease obligations for office equipment is currently $7,596 incurred on an annual basis.

     We have managed to raise enough financing from either loans or infusions of equity to continue the development of our products. We have a very loyal shareholder base that has continued to support our efforts and to provide additional fundings over the years. In the past, the liquidity needs that we experienced were due to the product development and testing phase of our products. As we are now entering into the marketing phase of our existence, we have determined that 85 units sold per month will place us in a positive cash flow environment. We are adding to our marketing and sales force to reach the 85 keyboards sold per month goal as early as the spring of 2005. In the meantime, we have a line of credit available to us from a major shareholder. It is management's belief that this line of credit and continued support from other major shareholders that operations will continue into the foreseeable future.

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

Date: 8/25/2004                         By: /s/ James A. Cole
      ---------                             ------------------------------------
                                            (Signature)
                                        Name:  James A. Cole
                                        Title: Chairman